Form 10QSB
period 1996-03-31
NEUROCORP LTD
filed 1996-07-15
CIK 814043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended   March 31, 1996
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from                              to
                                    ------------------------    ----------------

Commission File Number:            33-14042-NY
                        --------------------------------------------------------

                  NeuroCorp. (formerly Tamarac Ventures, Ltd.)
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                  87-0446395
- ------------------------------          ----------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

150 White Plains Road, Tarrytown, New York                             10591
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (914) 631-3315
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]   No [  ]
           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                               Yes [  ]  No [  ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,107,141 Shares as of March 31, 1996.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




PART 1 - FINANCIAL INFORMATION:

ITEM 1 -  FINANCIAL STATEMENTS
                                                                      Page
                                                                     number
                                                                     ------

          Consolidated balance sheets (Unaudited) at March 31,
           1996 and December 31, 1995                                  F-1

          Consolidated statements of operations (Unaudited) for
           the three months ended March 31, 1996 and 1995              F-2

          Consolidated statements of stockholders' equity
           (Unaudited) for the three months ended March 31, 1996       F-3

          Consolidated statements of cash flows (Unaudited)
           for the three months ended March 31, 1996 and 1995       F-4 - F-5

          Notes to consolidated financial statements                F-5 - F-16

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                       17-22

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                           CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                    March 31,     December 31,
                                                      1996           1995
                                                    ---------     ------------

                                     ASSETS
                                     ------
Current assets:
  Cash                                                   $96,550     $140,519
  Accounts receivable, net of allowance for
   doubtful accounts of $57,556 and $39,920,
     respectively                                        967,570      716,650
  Stock subscription receivable                          266,667           -
  Inventory                                               36,947       29,985
  Due from affiliates                                     94,453       88,943
  Prepaid expenses and taxes                              28,869       53,314
  Costs in excess of billings on uncompleted
     contracts                                             1,918       28,833
                                                   -------------    ---------
     Total current assets                              1,492,974    1,058,244
                                                   -------------    ---------

Equipment and fixtures, net                               74,997       81,066
                                                   -------------    ---------

Other assets:
  Database development costs, net                      1,298,038    1,312,346
  Computer system product development costs, net         733,513      744,536
  Other                                                  134,720      133,220
                                                   -------------    ---------
     Total other assets                                2,166,271    2,190,102
                                                   -------------    ---------

Total assets                                         $ 3,734,242   $3,329,412
                                                   =============    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Demand note - line of credit                       $         -      $50,000
  Accounts payable                                       235,498      152,465
  Accrued expenses                                        73,419      175,712
  Stockholder notes and loans payable                    492,327      386,979
  Income taxes payable                                     1,296        8,293
  Current portion of long-term debt                       88,820       90,227
  Billings in excess of contract revenues
   on uncompleted contracts                              268,978      201,333
                                                   -------------    ---------
     Total current liabilities                         1,160,338    1,065,009

Long-term liabilities:
  Long-term debt                                          21,737      37,734
  Deferred income taxes                                  309,000      309,000
                                                   -------------    ---------
     Total liabilities                                   330,737      346,734
                                                   -------------    ---------

Commitments and contingencies (Note 12)                        -            -

Stockholders' equity:
  Preferred stock authorized 5,000,000 shares
  issued, as follows:                                          -            -
    Cumulative Preferred stock, class B, series
     1, no par value, issued and outstanding 150,000
     shares, full liquidation value of $150,000          150,000      150,000
    Convertible Preferred stock, class B, series 2,
     no par value, issued and outstanding 250,000
     shares, full liquidation value $250,000             250,000      250,000
  Common stock, $.001 par value, 100,000,000 shares
     authorized 7,107,141 and 6,107,141 issued and
     outstanding, respectively                           46,307        45,307
Less: discount on common stock                          (28,500)      (28,500)
  Additional paid-in capital                            966,306       592,352
  Contributed capital                                   100,000       100,000
  Retained earnings                                     759,054       808,510
                                                   -------------    ---------
     Total stockholders' equity                       2,243,167     1,917,669
                                                   -------------    ---------
Total liabilities and stockholders' equity          $ 3,734,242    $3,329,412
                                                   =============    =========

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                          1996      1995
                                                       ---------   -------

Net revenues                                           $ 382,448  $352,744


Cost of revenues, including amortization expense
 of $179,308 and $43,923, respectively                   182,548    45,612
                                                        --------   -------
Gross profit                                             199,900   307,132

Expenses:
  General and administrative                             214,096   184,113
  Research and development                                27,966    67,521
                                                        --------   -------
(Loss) income from operations                            (42,162)   55,498

Other income (expense):
  Gain on disposal of vehicle                                  -    31,280
  Interest income                                          3,689     5,159
  Interest expense                                       (10,983)   (4,719)
                                                        --------   -------

(Loss) income before provision for income taxes          (49,456)   87,218

Provision for income taxes                                   -      26,421
                                                        --------   -------

Net (loss) income                                      $ (49,456)  $60,797
                                                       =========   =======

Earnings per common equivalent share:
 Primary:
  (Loss) income before provision for taxes                  (.01)      .01
  Provision for income taxes                                 -        (Nil)
                                                       ---------   -------
  Net (loss) income                                    $    (.01)  $   .01
                                                       =========   =======

Weighted average number of shares outstanding:
 Primary                                               6,218,251 5,400,000
                                                       ========= =========


    See accompanying notes to consolidated financial statements (Unaudited).

                                       NEUROCORP, LTD. AND SUBSIDIARIES
                                      (Formerly Tamarac Ventures, Ltd.)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                 (UNAUDITED)



                                      Preferred Stock Class B                              Additional
                                  Series 1            Series 2             Common Stock     Paid-in   Contributed
                             Shares    Amount    Shares     Amount      Shares     Amount   Capital    Capital
                            --------  --------   -------  ----------   ---------  -------- ---------  ---------
Balance at
 December 31, 1995           150,000 $ 150,000   250,000   $ 250,000    6,107,141  $ 16,807 $ 592,352 $  100,000

Sale of common stock               -         -         -          -    1,000,000     1,000   399,000          -

Cost associated with the
registration for selling
shareholders                       -         -         -          -            -        -    (25,046)         -

Net (loss)                         -         -          -         -            -        -          -          -
                           --------- --------- ---------- --------- ------------ --------  ---------  ---------

Balance at March 31, 1996  $ 150,000 $ 150,000 $ 250,000  $ 250,000  $ 7,107,141 $ 17,807  $ 966,306  $ 100,000
                           ========= ========= =========  ========= ============ ========  =========  =========

                                        Total
                            Retained Stockholders'
                           Earnings      Equity
                           ---------  ----------
Balance at
 December 31, 1995          $808,510  $1,917,669

Sale of common stock              -     400,000

Cost associated with the
registration for selling
shareholders                      -     (25,046)

Net (loss)                  (49,456)    (49,456)

                           ---------  ----------

Balance at March 31, 1996  $759,054  $2,243,167
                            ========  ==========


    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                          1996      1995
                                                       ---------   --------
Cash flows from operating activities:
  Net (loss) income                                    $ (49,456)  $60,797
  Adjustments to reconcile net (loss) income to net
   cash (used for) provided by operating activities:
  Depreciation and amortization                           52,020    56,036
  Deferred income taxes                                      -      15,000
  Gain on disposal of vehicle                                -     (31,280)
  Changes in operating assets and liabilities:
  Accounts receivable                                   (250,920)   74,833
  Inventory                                               (6,962)      -
  Due from affiliates                                     (5,510)  (32,006)
  Prepaid taxes and expenses                              24,444    (9,277)
  Costs in excess of billings on uncompleted contracts    26,915   (17,005)
  Accounts payable                                        83,032    25,632
  Accrued expenses                                      (102,293)  (11,357)
  Income taxes payable                                    (6,997)   20,942
  Billings in excess of contract revenues on
   uncompleted contracts                                  67,645  (286,929)
                                                       ---------  --------

Net cash flows used for operating activities            (168,082) (134,614)
                                                       ---------  --------

Cash flows from investing activities:
  Purchase of equipment and fixtures                         -     (13,695)
  Database development costs capitalized                 (18,692)  (27,985)
  Computer system product development costs
  capitalized                                             (1,277)  (55,135)
  Patent costs                                            (2,150)      -
  Proceeds from vehicle insurance claim                      -      34,271
                                                       ---------   -------
Net cash flows used for investing activities             (22,119)  (62,544)
                                                       ---------   -------

Cash flows from financing activities:
  Principal payments on long-term debt                   (17,404)  (17,778)
  Stockholder loans, net of advances                     105,348      (127)
  Repayment of demand note - line of credit              (50,000)      -
  Proceeds from sale of common stock                     133,334       -
  Deferred registration cost                             (25,046)      -
                                                       ---------   -------

Net cash flows provided by (used for) financing
  activities                                             146,232   (17,905)
                                                       ---------   -------

Net decrease in cash                                     (43,969) (215,063)

Cash at beginning of period                              140,519   336,505
                                                       ---------   -------

Cash at end of period                                  $  96,550  $121,442
                                                       =========  ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                          $   3,225   $ 5,480
                                                       =========   =======
     Income taxes                                      $     545   $ 4,216
                                                       =========   =======

Schedule of non-cash investing and financing
  activities:
  666,666 shares of common stock subscribed by
  investors                                            $ 266,667   $   -
                                                       =========   =======

See accompanying notes to consolidated financial statements (unaudited).

NOTE 1  -  GENERAL

           NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI") to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements have been restated to give effect retroactively to the reverse stock split. This transaction has been accounted for as a reverse acquisition of HZI, whereby its assets and liabilities have been recorded at their historical costs. Prior to this transaction the Company had no significant assets, liabilities or operations. Accordingly, the financial statements at March 31, 1996 and December 31, 1995 represent the assets and liabilities of HZI and it's affiliates and the results of their operations and cash flows for the three months ended March 31, 1996 and 1995. All costs incurred in connection with the reverse acquisition have been charged to additional paid-in capital at the completion of the transaction. On the closing date, the Company's Board of Directors were replaced by directors designated by HZI and the Company changed its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd.

           The Company, through its wholly-owned subsidiary, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) performing long-term contract services for medical research for major domestic and international pharmaceutical firms (ii) designing and producing proprietary neuropsychiatric diagnostic testing equipment, which currently is their Brain Functioning Monitor (BFM) system (iii) providing interactive diagnostic testing services and analysis to physicians and hospitals via the telephone, this service is known as TeleMap.

           In January 1996, the Company created a new wholly-owned subsidiary Memory Centers of America, Inc. ("MCA"). MCA will provide therapeutic services to people who suffer from memory impairment. It is anticipated that MCA will be fully operational at the end of the second quarter of 1996.

           The Company conducts its operations in Tarrytown, New York. The Company's revenues consist of a concentration of significant long-term contracts, thus leading to a limited number of customers comprising a significant percentage of revenues.

           The unaudited interim financial statements for the three months ended March 31, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1995, included in Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2  -  DEMAND NOTE - LINE OF CREDIT

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)


           The $50,000 balance outstanding at December 31, 1995 represents borrowings by HZI under a $100,000 secured line of credit agreement with a bank. The agreement entered into on April 26, 1995 requires HZI to pay interest monthly at one percent (1%) above the prime rate and said principal balance is due on demand. The demand note is secured by equipment, receivables and general intangibles. The outstanding balance was repaid in full during March 1996.

NOTE 3 -   LONG-TERM DEBT

           Long-term debt consists of the following at:

                                                                        March 31,   December 31,
                                                                           1996         1995
                                                                        ----------  ------------
           Note payable due in thirty-six (36) monthly installments
            of $6,175 including interest at prime plus 1% per annum
            due April 1997.  The note is collateralized by equipment,
            receivables and general intangible assets and has been
            personally guaranteed by certain officers.                   $ 81,937     $   97,715

           Note payable due in forty-eight (48) monthly installments
            of $768 including interest at 9.5% per annum due
            November 1999.  The note is collateralized by a Company
            vehicle.                                                       28,620         30,246
                                                                         --------     -----------
                                                                          110,557        127,961

           Less: current portion                                           88,820         90,227
                                                                         --------     ----------

           Long-term portion                                             $ 21,737    $    37,734
                                                                         ========    ===========

          Long-term debt matures as follows:
                                                                                      Year ended
                                                                                     December 31,
                                                                                         1995
                                                                                     -------------

                                                     1996                            $       90,227
                        1997                                                         21,587
                        1998                                                         8,073
                                                     1999                                     8,074
                                                                                     --------------
                                                                                      $     127,961
                                                                                      =============

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 4 -  STOCKHOLDERS' EQUITY

       a) Amendment to Certificate of Incorporation
          -----------------------------------------

          In connection with the reverse acquisition of HZI (See Note 11g), on November 23, 1994, the Company amended its Certificate of Incorporation to change its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd. Further, the Company reduced its authorized common stock from 200,000,000 shares to 100,000,000 shares and authorized 5,000,000 shares of preferred stock of which 400,000 of the 5,000,000 shares of the preferred stock has been deemed to be Class B, Series 1 and Series 2. Accordingly, the financial statements give retroactive effect to these items.

       b) Discount on common stock
          ------------------------

          On April 30, 1987, 30,000,000 shares of common stock, par value $.001, were issued at $.00005 per share for total consideration of $1,500, or a discount of $28,500. According to Nevada counsel, the laws of the State of Nevada provide for a discount on original issue capital stock whether or not that stock carries a par value so long as the action is ratified by the Board of Directors and is otherwise in compliance with applicable laws. These shares are deemed to be fully paid and non-assessable, even though issued below par.

       c) Initial public offering
          -----------------------

          On September 28, 1987, the Company completed its public offering of 4,000,000 units at $.05 per unit resulting in net proceeds of $178,509. Each unit consisted of one (1) share of common stock, $.001 par, and one (1) common stock purchase warrant. The warrants expired unexercised thirty-six months after the effective date of the offering.

       d) Options to officers
          -------------------

          In 1985 and 1991, four (4) employees of HZI were granted an option to buy a total of twenty (20) shares or then ten (10)% of the stock of HZI at a price of $10 per share. Such options were available to the respective individuals as long as they remained employees of HZI.

          In November 1992, all four (4) employees exercised their option to buy HZI's common stock. These new shareholders simultaneously transferred their shares to the voting trust, per Note 11e below.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 4 -  STOCKHOLDERS' EQUITY (Cont'd)

       e) Voting trust agreement
          ----------------------

          In January 1992, the shareholders of HZI entered into an agreement whereby all shares of HZI were transferred into a voting trust. The trust was created for the purpose of granting the trustee the exclusive right to vote upon the shares contained in the trust. The trust has a life of twenty (20) years and for the first ten (10) years the Company's current chairman is the trustee. Thereafter, HZI's president who is the son of the Company's chairman becomes the trustee. The trustee has the exclusive right to vote all such shares subject to any limitations in the HZI Certificate of Incorporation. Commencing with the reverse acquisition as discussed in Note 11g, the original members of the voting trust transferred their newly issued shares in the Company to the voting trust.

       f) Issuance of warrants
          --------------------

          As part of the acquisition, the Board of Directors of the Company have authorized the issuance of Class B and Class C Warrants to all stockholders of the Company who were stockholders of record as of November 1, 1994. The Warrants were distributed on a 1 Warrant for 1 share of common stock basis (post reverse stock split) and comprised in the aggregate 800,000 Class B and 800,000 Class C Warrants, each of which is exercisable into one share of Common Stock of the Company. The Class B Warrants are exercisable at $2.25 per share and the Class C Warrants are exercisable at $2.75 per share, and expire on June 30, 1996. The shares of Common Stock underlying the Warrants must be registered with the Securities and Exchange Commission (SEC) prior to the Warrants becoming exercisable. The Company may, at its sole discretion, undertake to file a registration statement with the Securities and Exchange Commission wherein the Company will register the Warrants and the shares of Common Stock underlying the Warrants. However, until such time as said registration statement is filed and becomes effective, the Warrants will not be exercisable. The number of shares underlying the Warrants, and the exercise price of the Warrants, may be adjusted downward or upward at any time by the Company's Board of Directors. Further, the Warrants are redeemable by the Company at any time upon thirty days written notice, at a price of $.001 per Warrant.

          In January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively and the expiration dates were extended to June 30, 1997. In February 1996, the Company filed with SEC to register these warrants.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 4 -  STOCKHOLDERS' EQUITY (Cont'd)

       g) Reverse acquisition of subsidiary
          ---------------------------------

          On November 23, 1994, the Company entered into an agreement and a plan of reorganization with HZI to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Such transaction superseded the Letter of Intent entered into between the parties on March 18, 1994. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements have been restated to give effect retroactively to the reverse stock split.

          All costs incurred in connection with the acquisition have been charged to additional paid-in capital at the completion of the transaction. On the closing date, the Company's Board of Directors were replaced by directors designated by HZI.

          Pursuant to the March 18, 1994 Letter of Intent, between the Company and HZI, the Company agreed, with the assistance of others, to arrange for certain financing for HZI within a specified time period. On March 24, 1994, a bridge loan was made for $75,000 by Trinity American Corporation ("TAC") a stockholder of the Company, to HZI, pursuant to the agreement. The financing that was to be arranged for HZI was not timely arranged, based upon the terms of the agreement HZI was not responsible for the repayment of the bridge loan. This transaction has been recorded as a forgiveness of debt in the year ended December 31, 1994.

          On November 23, 1994 TAC contributed $400,000 to the Company's capital account with no further issuance of common stock. In December 1994, the Company and TAC reached an agreement whereby in consideration for the $400,000 paid on November 23, 1994 two classes of preferred stock were issued to TAC. The first class of 150,000 shares of cumulative non-convertible preferred stock class B, series 1, no par value has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. Dividends are payable based on the average closing bid price of the stock 30 consecutive days prior to the date the dividend becomes payable. Further, the Company may redeem such shares at any time for $3 per share.

          The second class of 250,000 shares of convertible no par value preferred stock, class B series 2, can be converted into common stock. The conversion feature provides that between January 1, through June 30, 1996 that one (1) share of preferred stock can be converted into two (2) shares of common stock. After June 30, 1996 the conversion feature is reduced to five (5) shares of preferred stock to one (1) share of common stock. Further, the Company can at its option force a conversion of such stock if the closing bid price for the Company's common stock is at least 2 5/8 for thirty (30) consecutive trading days.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 4 -  STOCKHOLDERS' EQUITY (Cont'd)

       h) Stock Option Plan Transactions
          ------------------------------

          On November 23, 1994, the Company adopted an incentive stock option plan that will provide for the granting of options to purchase up to 1,500,000 shares of the Company's common stock that are intended to qualify either as incentive stock options within the meaning of
          Section 422 of the Internal Revenue Code or a non-statutory stock option plan. Options to purchase shares may be granted under the statutory stock option plan to persons who are employees or officers of the Company. If the Company adopts a non-statutory stock option plan, options shall be granted to, employees, officers, non-employee directors, and consultants to the Company.

          The stock option plan provides for its administration by a committee chosen by the Board of Directors. The committee shall have full discretionary authority to determine the number of shares to be granted, the grantees receiving the options, the exercise period, and the exercise price for which options will be granted. In the case of statutory stock option plans, the committee's authority to establish the terms and conditions of such options, including, but not limited to their exercise price, shall be subject to restrictions imposed by
          Section 422 of the Internal Revenue Code.

          On September 19, 1995, the Company granted to its President and Vice Chairman a non-qualified stock option to purchase 250,000 shares of common stock at an exercised price of $.10 per share. This option expires seven (7) years from the date of grant and the underlying common shares related to the stock option are restricted. At the date of grant the Company recorded compensation expense of $50,000 based upon the fair value of the stock option at that date.

          In December 1995, the Company granted a consultant a non-qualified stock option to purchase 50,000 shares of common stock at $.01 per share. The underlying common shares related to the stock option are restricted. At the date of grant the Company recorded a consulting fee of $16,875 based upon the fair value of the stock option on that date.

       i) Sale of shares by former principal shareholder
          ----------------------------------------------

          Pursuant to a Stock Purchase Agreement dated October 25, 1994, the then principal shareholder and President of the Company agreed to sell 556,000 of his post-split shares of the Company's common stock to TAC, for a purchase price of $40,000. Such shares were transferred to TAC immediately upon the completion of the Company's acquisition of HZI. Further, TAC has the right to transfer a portion of the shares purchased to other nonaffiliated persons through a sale of all or a part of the shares to offshore investors pursuant to Regulation S of the Securities Act of 1933, as amended.

          TAC has the right, on one occasion, to demand that the Company file a registration statement, at TAC's expense, as to all of the shares of the Company's common stock held by TAC.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)


NOTE 4 -  STOCKHOLDERS' EQUITY (Cont'd)

       j) Sale of common stock
          --------------------

          On April 14, 1995, March 2, 1996 and March 25, 1996, the Company sold 57,143, 333,333 and 666,667 shares of common stock for $100,000,
          $133,333 and $266,667, respectively, to foreign investors utilizing Regulation "S" guidelines. Said shares have not been registered under the Securities Act of 1933 (the "Act"), hence the shares cannot be sold, transferred, assigned or hypothecated unless they are either registered under the Act or sold pursuant to an applicable exemption from registration.

          At March 31, 1996, the stock subscription receivable of $266,667 was for the sale of common stock on March 25, 1996. The stock subscription receivable was paid in full on April 2, 1996.

       k) Issuance of common stock as consideration for loan
          --------------------------------------------------

          On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into a letter agreement with TAC to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and are due within 90 days and six months, respectively, from the date of issuance including accrued interest. The due date for the $100,000 note has been extended to July 1996. The due date for the $40,000 and $60,000 loans have been extended to June 1996. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to TAC. The Company has recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon the fair value of the stock issued on the date of the agreement.

          Further, the letter agreements give TAC the option to convert said loans into 550,000 shares of non-dilutive common stock, whereby the Company's Chairman has agreed to satisfy this conversion feature by contributing shares from his personal common stock holdings.

          On February 5, 1996, the Company borrowed from TAC an additional $50,000 which is due on demand. Said loan has an interest of 10% and was repaid during April, 1996.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 4 -  STOCKHOLDERS' EQUITY (Cont'd)

       l) Sale of common stock and capital contribution
          ---------------------------------------------

          In December 1995, the Company sold 1,000,000 post-split shares of .001 par value common stock to four unrelated investors for $250,000. As a condition of the sale the Company's Chairman agreed to contribute 400,000 shares of the Company's common stock owned by him to the Company and to then have them cancelled by the Company. The Company has accounted for this as a $100,000 contribution of capital based upon the fair value of the stock at the date of contribution. The Company agreed to file a registration statement in February 1996 as one of the conditions of the sale, as described below.

       m) Registration of common stock
          ----------------------------

          During February, 1996, the Company commenced registering common shares and warrants pursuant to certain registration rights, and other contractual obligations incurred by the Company in connection with the issuance of such common shares and warrants pursuant to the HZI acquisition agreement signed in November 1994 and the sale of common shares in December 1995. The Company will not receive any of the proceeds from the sale of the common shares or warrants since all respective shares are being offered by the selling stockholders. The Company has also agreed to pay $25,046 of cost related to the registration.

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

       a) Operating leases
          ----------------

          The Company leases its office facilities under a noncancellable operating lease expiring in 1998. The lease contains a provision for additional rent which is equal to the Company's pro rated share of future real estate taxes. In addition, the Company has a noncancellable operating lease for office equipment expiring in 1997.

          A schedule of future minimum rental payments at December 31, 1995 is as follows:

          Year ended December 31,
          -----------------------

          1996                                    $      110,490
          1997                                            92,557
          1998                                            77,868
                                                  --------------
                                                  $      280,915
                                                  ==============

          Rent expense under all operating leases for the three months ended March 31, 1996 and 1995 was $34,434 and $52,309, respectively.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 5 -  COMMITMENTS AND CONTINGENCIES (Cont'd)

       b) Concentration of credit risk
          ----------------------------

          For the three months ended March 31, 1996 and 1995, approximately 52% and 80%, respectively, of net sales were derived from two and one unrelated customer, respectively, who are in the pharmaceutical industry. As of March 31, 1996 and December 31, 1995, approximately 33% and 54% of accounts receivable is due from two unrelated customers.

       c) Employment Agreements
          ---------------------

          1) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. The agreement provides that on each anniversary date the Chairman's salary shall be increased in good faith subject to negotiations between the Chairman and the Company. The Company has agreed to review the services rendered by the Chairman at least annually and, at the discretion of the Board of Directors award a cash bonus or make a contribution to a deferred compensation plan. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for a vehicle and driver funded by the Company.

              For the three months ended March 31, 1996 the Company's Chairman waived $51,008 of his base annual salary. Additionally, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement.

          2) On December 7, 1994, the Company entered into an employment agreement with its Executive Vice President providing for a base salary of $100,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides that on January 1 of each year the Executive Vice President shall be entitled to a 10% salary increase and an annual bonus equal to at least fifty percent (50%) of his base salary subject to the Board of Directors approval. If the employee is terminated within the contract period due to the change in control of the Company as defined in the Securities Exchange Act of 1934, under Sections 13(d) and 14(d), said Executive Vice President shall be entitled to a lump sum payment equal to five (5) time his gross annual compensation, in effect at date of termination. Additionally, for the three year period after the date of termination, the Company is obligated to provide the employee with life and health insurance benefits substantially similar to those which the Executive Vice President was receiving prior to the date of termination.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 5  -  COMMITMENTS AND CONTINGENCIES (Cont'd)

       d) Consulting agreement
          --------------------

          On July 1, 1995, the Company entered into a five (5) year consulting agreement with a Corporation controlled by the Company's President and Vice Chairman. Said agreement provides for a fee of $75,000 per annum.

NOTE 6  -   RELATED PARTY TRANSACTIONS

       a) Revenues from affiliates
          ------------------------

          The Company charges NYI, as well as Manhattan Westchester Medical Services, P.C. ("Manhattan West") for the use of certain employees and office and laboratory space of the Company. Manhattan West is also under the common control of the Company's Chairman. Net revenues from these affiliates for the three months ended March 31, 1996 and 1995 amounted to $18,325 and $53,703, respectively.

          The above transactions between HZI and NYI have been eliminated in the consolidated financial statements.

       b) Services provided by affiliates
          -------------------------------

          During 1994 HZI and Manhattan West entered into an arrangement whereby Manhattan West will provide medical consulting services to HZI's TeleMap business. This arrangement was discontinued during 1995 and is now being performed by the Company's personnel. Services provided by Manhattan West to HZI for the three months ended March 31, 1995 amounted to approximately $5,000.

       c) Stockholder notes and loans
          ---------------------------
                                                        March 31, December 31,
                                                          1996       1995
                                                       ---------  ----------
          Non-interest bearing loans and payables
          (See i below)                                 $ 129,208   $155,381

          Notes payable bearing an interest of
           7.5% to 10% (See ii below)                     350,000    225,000

          Accrued interest (See ii below)                  13,119      6,598
                                                        ---------   --------

                                                        $ 492,327   $386,979
                                                        =========   ========

           i) Stockholder notes and loans payable relates to advances made to HZI and NYI by its Chairman of the Board which are due on demand.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 6 -  RELATED PARTY TRANSACTIONS (Cont'd)

       c) Stockholder notes and loans (Cont'd)
          ---------------------------

          ii) On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into a letter agreement with TAC to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and are due within 90 days and six months, respectively, from the date of issuance including accrued interest. The due date for the $100,000 note has been extended to July 1996. The due date for the $40,000 and $60,000 loans have been extended to June 1996. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to TAC. The Company has recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon the fair value of the stock issued on the date of the agreement. Further, the letter agreements give TAC the option to convert said loans into 550,000 shares of non-dilutive common stock, whereby the Company's Chairman has agreed to satisfy this conversion feature by contributing shares from his personal common stock holdings.

              On February 5, 1996, the Company borrowed from TAC an additional $50,000 which is due on demand. Said loan has an interest of 10% and was repaid during April, 1996.

              On November 16, 1995, the Company entered into a letter agreement with SRS Partners, a partnership that is affiliated with TAC to borrow $25,000. The loan bears interest at a rate of 9% and is due within six months or out of the proceeds of the first funding of the Reg. "S" transaction.

       d) Due from affiliates
          -------------------

          Due from affiliates represent amounts due to HZI which are unsecured demand obligations amounting to the following:

                                                March 31,       December 31,
                                                  1996             1995
                                               ---------       -------------

          Due from Manhattan West              $  73,963         $  68,855
          Academia                                20,490            20,088
                                               ---------         ---------

                                               $  94,453         $  88,943
                                               =========         =========

          Academia Medicine Psychiatric Foundation, Inc. ("Academia") is a not-for-profit entity under the control of one of the Company's majority stockholders.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



NOTE 6 -  RELATED PARTY TRANSACTIONS (Cont'd)

       e) Shareholder transactions
          ------------------------

          On September 19, 1995 the Company granted to its Vice Chairman a non-qualified stock option to purchase 250,000 shares of common stock at an exercised price of $.10 per share. This option expires seven (7) years from the date of grant and the underlying common shares related to the option are restricted. At the date of grant the Company recorded compensation expense of $50,000 based upon the fair value of the stock option at that date.

       f) Consulting agreement
          --------------------

          On July 1, 1995, the Company entered into a five (5) year consulting agreement with a Corporation controlled by the Company's President and Vice Chairman. Said agreement provides for a fee of $75,000 per annum.

       g) Capital contribution
          --------------------

          In December 1995, the Company sold 1,000,000 shares of common stock to four unrelated investors for $250,000. As a condition of the sale the Company's Chairman agreed to contribute 400,000 shares of the Company's common stock owned by him to the Company and to then have them cancelled by the Company. The Company has accounted for this as a $100,000 contribution of capital based upon the fair value of the stock at the date of contribution. The Company agreed to file a registration statement in February, 1996 as one of the conditions of the sale.

       h) Due from affiliates
          -------------------

          The Company charges NYI and Manhattan West for the use of certain employees and laboratory space. NYI and Manhattan West are under the common control of the Company's Chairman. At March 31, 1996 and December 31, 1995, amounts due from Manhattan West for these services amounted to $73,963 and $68,855, respectively.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          NeuroCorp., Ltd. ("the Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994, in connection with the reverse acquisition of HZI Research Center, Inc. and Subsidiary ("HZI") the Company amended its Certificate of Incorporation to change its name from Tamarac Ventures, Ltd. to NeuroCorp., Ltd. Further, the Company reduced its authorized common stock from 200,000,000 shares to 100,000,000 shares and authorized 5,000,000 shares of preferred stock.

          The Company, through its wholly-owned subsidiary, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) performing long-term contract services for medical research for major domestic and international pharmaceutical firms (ii) designing and producing proprietary neuropsychiatric diagnostic testing equipment, which currently is their Brain Functioning Monitor (BFM) (iii) providing interactive diagnostic testing services and analysis to physicians and hospitals via the telephone, this service is known as TeleMap.

          On November 23, 1994, in connection with its acquisition of HZI, the Company changed its fiscal year end from September 30 to December 31 so as to conform with HZI's fiscal year end of December 31.

          Three months ended March 31, 1996 as compared to the three months
          -----------------------------------------------------------------
          ended March 31, 1995
          --------------------

          Long-term contract revenues are recognized on the percentage of completion method by multiplying total estimated contract revenue by the percentage of completion. Changes in each contracts performance, conditions and estimated profitability including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In addition, losses are recognized in full when determinable.

          Revenue from computer system sales, which include BFM, are recognized upon the delivery of the turnkey systems. Service revenues such as TeleMap, are recognized as they are rendered.

          Revenues for the three months ended March 31, 1996 and 1995 amounted to $382,448 and $352,744, respectively. The gross profits for the three months ended March 31, 1996 and 1995 amounted to $199,900 and $307,132, respectively or a net decrease of $107,232. The gross profit percentages for the three months ended March 31, 1996 and 1995 amounted to 52% and 87%, respectively, or a net decrease of 35%.

                           NEUROCORP. LTD. AND SUBSIDIARIES
                          (Formarly Tamarac Ventures, Ltd.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

          The net reduction of gross profit during the three months ended March 31, 1996 as compared to the three months ended March 31 of 1995 is attributable to the following:

          1. The Company has not entered into any major new long-term contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the year ended December 31, 1994. At the end of 1995 and during the first quarter of 1996 the Company received $475,000 of new contracts which should be completed during 1996. Revenues from contracts for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 amounted to $205,861 and $286,929, respectively, or a net decrease of $81,068. The decrease in revenues from contracts for the three months ended March 31, 1996 is attributable to the Company completing significant contracts during the three months ended March 31, 1995 which have not been replaced in 1996. Gross profit from contracts for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 amounted to $64,720 and $250,397, respectively or a net decrease of $185,677. The gross profit percentage from contracts for the three months ended March 31, 1996 is 31% as compared to March 31, 1995 which was 87%. The decrease in the gross profit is attributable to a lower gross profit percentage for contracts in progress in 1996 versus contracts in progress in 1995 which had a higher utilization of Company personnel.

              As of March 31, 1996 the Company had a backlog of contracts to perform of approximately $755,000. The Company expects to recognize a minimum of $500,000 of revenues from the backlog during the remaining portion of 1996.

          2. Net sales of BFM Systems for the first quarter of 1996 amounted to $150,600. The Company did not have any sales of the BFM Systems during the first quarter of 1995. The gross profit percentage on these sales amounted to 64%. The majority of the BFM Systems were sold to a Turkish distributor who is a niece to the Company's Chairman.

          3. Revenues of the TeleMap division for the three months ended March 31, 1996 and 1995 amounted to $25,987 and $65,815, respectively, or net decrease of $39,828. The gross profit percentages for the three months ended March 31, 1996 and 1995 amounted to 64% and 86%, respectively. The decrease in sales for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is attributable to the Company discontinuing business with customers who were previously delinquent in payments. The Company anticipates a reversal of the decrease in comparative sales of the TeleMap division by year end.

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Cont'd)

           General and administration expenses include overhead, administration salaries, selling and consulting costs. Further, the Company classifies the costs of planning, designing and establishing the technological feasibility of its computer system product as research and development costs and charges those costs to expense when incurred. After technological feasibility has been established, costs of producing a marketable product and its prototype are capitalized. Capitalized database and computer system development costs are composed of mainly of payroll and other direct employee costs. Costs associated with above, which are not capitalized during the period are charged to either general and administrative or research and development expense.

           General and administrative expenses for the three months ended March 31, 1996 were $214,096 as compared to the three months ended March 31, 1995 of $184,113 or an increase of $29,983 or 16%. The increase in general and administrative expenses for the three months ended March 31, 1996 is due to the Company incurring approximately $23,000 of initial costs for its new subsidiary, Memory Centers of America, Inc. ("MCA"). MCA will sell therapeutic services to people who suffer from memory impairment utilizing a non-medical environment. Further during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 the Company reduced its administration billings to Manhattan Westchester Medical Services, P.C., a medical practice that is controlled by the Company's Chairman. ("Manhattan Westchester") by $24,595 resulting in the Company absorbing more payroll costs during the March 31, 1996
           quarter.   Additionally, during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 the Company reduced the cost of developing the database and computer system product by $63,151 resulting in the related payroll cost being absorbed in general and administrative. Offsetting the above cost increases in general and administrative costs, the Chairman of the Company waived $51,008 of his base salary for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The personnel described above are being utilized in the current quarter to work on proposals for additional contracts. In the March 1995 quarter the same personnel were working and assisting on the finalization of the BFM product.

           Research and development costs ("R&D") for the three months ended March 31, 1996 were $27,966 as compared to the three months ended March 31, 1995 of $61,521 or a decrease of $39,555. The decrease in R&D costs is due to reductions in fixed cost for the R&D department.

           LIQUIDITY AND CAPITAL RESOURCES
           -------------------------------

           Three months ended March 31, 1996 as compared to the three months
           -----------------------------------------------------------------
           ended March 31, 1995
           --------------------

           At March 31, 1996 and December 31, 1995, the Company had working capital of $332,636 and a working capital deficiency of $6,765, respectively. The $339,401 net increase in working capital for the three months ended March 31, 1996 is attributable to accounts receivable and stock subscription receivables increasing by $517,551. Offsetting this increase in working capital for the three months ended March 31, 1996 as compared to the year ending December 31, 1995 are increases in stockholders loans and billings in excess of contract revenues on uncompleted contracts of $172,993. The increase in accounts receivable is the result of increased sales by the BFM Division. The stock subscription receivable of $266,667 is the result of the Company selling 666,667 shares of common stock, which was collected on April 2, 1996.

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Cont'd)

           During February 1996 the Company borrowed from Trinity American Corporation ("TAC") $125,000 to supplement its working capital position. During early April 1996 the Company repaid TAC $50,000.

           During the first quarter of 1996 the Company received a large payment from a European customer in connection with a new contract. The Company initially started work on this contract during the end of the March 1996 quarter which resulted in a timing difference between revenues earned by the Company and payment for those services.
           Hence, billings in excess of contract revenues on uncompleted contracts were increased by this timing difference.

           For the three months ended March 31, 1996 net cash decreased by $43,969. For the three months ended March 31, 1996 and 1995, the Company used cash for operations of $168,082 and $134,614, respectively, resulting in increased cash used in operations of $33,468. The net increase for the three months ended March 31, 1996 is the result of accounts receivables increasing by $325,753 from increased sales of BFM Systems and a net favorable decrease of $398,494 in the long-term contract related accounts at March 31, 1996 as compared to the March 31, 1995 quarter. The net decrease in long-term contract accounts is the result of the Company reducing its backlog of large contracts during the March 31, 1996 quarter, as previously discussed. The Company has not replaced these significant high gross profit contracts which has resulted in the Company showing a loss of $49,456 for the three months ended March 31, 1996 as compared to net income of $60,797 for the three months ended March 31, 1995.

           For the three months ended March 31, 1996 and 1995 cash used by investing activities mainly in connection with cost incurred for the development of databases and computer system products, amounted to $22,119 and $62,544, respectively, or a net favorable decrease in the use of cash of $40,425. The Company during the three months ended March 31, 1995 received a $34,271 payment from its insurance carrier on an automobile that was destroyed in an accident. During 1996 the Company reduced its payments by $63,151 for database and computer system product development costs as compared to 1995. As noted in the December 31, 1995 Management Discussions and Analysis, future capitalization of computer system product development costs primarily in connection with the BFM system will be substantially reduced during the 1996 period, as compared to 1995 due to the Company completing at the end of 1995 the final programming of its BFM Systems which has resulted in minimal capitalization of BFM programming costs.

           For the three months ended March 31, 1996 and 1995 cash provided by financing activities amounted to $146,232, as compared to cash used by financing activities of $17,905 for the three months ended March 31, 1995. For the three months ended March 31, 1996 the Company received $133,334 in connection with the sale of 333,333 shares of common stock to investors and borrowed from shareholders approximately $100,000 net of accrued interest paid on previous loans. Furthermore, during the three months ended March 31, 1996 the Company repaid its balance of the line of credit which amounted to $50,000. As discussed in Note 4(m) of the March 31, 1996 financial statements, the Company expended $25,046 to register common shares and warrants pursuant to previous contractual obligations with certain stockholders. On March 25, 1996 the Company and two foreign individuals entered into a stock subscription agreement for 666,667 shares of common stock at $.40 per share. This stock subscription agreement and the 333,333 shares previously described were sold to foreign investors under Regulation "S" guidelines. The subscription receivable of $266,667 was paid by these investors on April 2, 1996.

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Cont'd)

           The Company intends to meet its future cash requirements through earnings from operations, short term borrowings and the sale of stock.

           Management's Plans
           ------------------

           Since 1991, the Company has conducted a series of research programs and was planning to develop Memory Centers with the Company's largest customer. The data of these studies have now been analyzed and publications were started. These new publications demonstrated the usefulness and the power of the Company's proprietary method (Quantitative Pharmaco-EEG = QPEEG) for this customer. This method, which was developed by the Chairman of the Company, helps to assess the pharmacological effects of drugs on the human central nervous system (CNS), thus helping to establish the bioavailability of a CNS drug and its CNS-effective dose. It predicts the clinical-therapeutic dose of a compound and its possible therapeutic use in different clinical diagnostic conditions. The Company showed that the herbal product of this customer is more effective in the 240mg daily dose than the presently used 120mg.

           Thus, the Company's largest customer renewed their interest to continue to work with the Company. The Company received a $400,000 new contract from this customer to further analyze the previous data as well as the data of the ongoing depression research. Negotiations suggest that large collaborative studies may be initiated in the near future. Because of this and because of the new private investors' interest, the Company decided to develop Memory Centers by itself. The Company is setting up a new wholly-owned subsidiary, Memory Centers of America, Inc. A pilot project was initiated in the first quarter of 1996 in collaboration with Manhattan Westchester Medical Services, P.C., the Chairman's professional corporation which already has the required equipment and know-how.

           The Company is also developing an Alzheimer's research program and a Teleneuropsychiatry developmental program. The Company also invested in a feasibility study to develop two Alzheimer's drugs (oxiracetam and L-a-GFC). As a result, the Company is negotiating for a license to develop and market these compounds.

           The Company is currently developing its own Web Site page on the World Wide Web to offer to provide data base services to interested parties for psychotropic drug research and development.

           The new and successful developments in conjunction with the Company's largest customer not only bring a new contract, cash and revenues, but also opened doors for substantial revenue-bringing long-term contracts. The Memory Centers should also have a positive impact on the Company's cash flow.

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Cont'd)

           The funds obtained from the sale of stock in the first quarter of 1996 are now being invested in programs which are expected to generate immediate revenues, such as the Memory Center program and a program for advertising the telephonic services.

           The Company projects another five (5) BFM system sales through its Turkish distributor. An additional 3-6 systems (estimated at approximately $180,000) may be sold to centers who may develop the Alzheimer's program sponsored by an international healthcare organization.

           The Company is trying to obtain a contract pursuant to the Company preparing data and analysis of previous studies which will be the basis for a worldwide Alzheimer's research program, anticipated to be monitored by the Company. The approximate size for the Alzheimer's program is $4 million. If the contract is obtained, it is projected that $500,000 of revenue will be realized in 1996.

                                   FORM 10-QSB


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  NeuroCorp. Ltd.
                                             -----------------------------------
                                                   (Registrant)


  June 6, 1996                                    S/ Turan M. Itil, M.D
- --------------                              -----------------------------------
    Date                                          By: Turan M. Itil, M.D.
                                                  Chief Executive Officer and
                                                  Director