Form 10QSB
period 1996-06-30
NEUROCORP LTD
filed 1996-08-14
CIK 814043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                                ------------------------------------------------

                                       or

[ ]
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                    --------------------    --------------------

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [xx]  No [  ]
           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                               Yes [  ]  No [  ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,173,807 Shares as of June 30, 1996.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




PART 1 - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

                                                                           Page
                                                                          number
                                                                          ------
            Consolidated balance sheets (Unaudited) at June 30, 1996 and
            December 31, 1995                                                F-1

            Consolidated statements of operations (Unaudited) for the
            three months ended June 30, 1996 and 1995                        F-2

            Consolidated statements of operations (Unaudited) for the six
            months ended June 30, 1996 and 1995                              F-3

            Consolidated statements of stockholders' equity (Unaudited)
            for the six months ended June 30, 1996                           F-4

            Consolidated statements of cash flows (Unaudited) for the
            three months ended June 30, 1996 and 1995                        F-5

            Notes to consolidated financial statements                   F-6 - F-18

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             19 - 26

                                     NEUROCORP, LTD. AND SUBSIDIARIES
                                    (Formerly Tamarac Ventures, Ltd.)
                                       CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                         June 30,        December 31,
                                                           1996              1995
                                                       ------------      ------------
                                    ASSETS
                                    ------
Current assets:
    Cash                                                  $136,146        $140,519
    Accounts receivable, net of allowance for
     doubtful accounts of $57,556 and $39,920, respectively
                                                         1,164,049         716,650
    Inventory                                               34,883          29,985
    Due from affiliates                                     94,130          88,943
    Prepaid expenses and taxes                              35,110          53,314
    Deferred financing cost                                120,181             -
    Costs in excess of billings on uncompleted contracts     2,487          28,833
                                                         ---------       ---------

          Total current assets                           1,586,986       1,058,244
                                                         ---------       ---------

Equipment and fixtures, net                                 81,042          81,066
                                                         ---------       ---------

Other assets:
    Database development costs, net                      1,304,049       1,312,346
    Computer system product development costs, net         722,213         744,536
    Other                                                  138,172         133,220
                                                         ---------       ---------
          Total other assets                             2,164,434       2,190,102
                                                         ---------       ---------

Total assets                                            $3,832,462      $3,329,412
                                                        ==========      ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------
Current liabilities:
    Demand note - line of credit                               $-        $  50,000
    Accounts payable                                       222,012         152,465
    Accrued expenses                                       134,500         175,712
    Stockholder notes and loans payable                    627,235         386,979
    Income taxes payable                                     1,296           8,293
    Current portion of long-term debt                       72,609          90,227
    Billings in excess of contract revenues
     on uncompleted contracts                              169,676         201,333
                                                         ---------       ---------
          Total current liabilities                      1,227,328       1,065,009
                                                         ---------       ---------

Long-term liabilities:
    Long-term debt                                          19,300          37,734
    Deferred income taxes                                  309,000         309,000
                                                         ---------       ---------
          Total liabilities                              1,555,628       1,411,743
                                                         ---------       ---------

Commitments and contingencies (Note 5)                         -               -

Stockholders' equity:
    Preferred stock authorized 5,000,000
     shares issued, as follows:                                -               -
      Cumulative Preferred stock, class B,
       series 1, no par value, issued and
       outstanding 150,000 shares, full
       liquidation value of $150,000                       150,000         150,000
      Convertible Preferred stock, class B,
       series 2, no par value, issued and
       outstanding 250,000 shares, full
       liquidation value $250,000                          250,000         250,000
    Common stock, $.001 par value, 100,000,000
       shares authorized 7,173,807 and 6,107,141
       issued and outstanding, respectively                 46,374          45,307
    Less: discount on common stock                        (28,500)        (28,500)
    Additional paid-in capital                           1,099,572         592,352
    Contributed capital                                    100,000         100,000
    Retained earnings                                      659,388         808,510
                                                         ---------       ---------
          Total stockholders' equity                     2,276,834       1,917,669
                                                         ---------       ---------
Total liabilities and stockholders' equity              $3,832,462      $3,329,412
                                                        ==========      ==========


     See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                           1996         1995
                                                        ----------   ----------

Net sales                                               $  408,674   $  436,134

Cost of sales, including amortization expense
        of $45,790, and $46,110, respectively              162,146      162,379
                                                        ----------   ----------

Gross profit                                               246,528      273,755

Research and development                                    17,218        6,741

General and administrative expenses                        307,554      298,904
                                                        ----------   ----------

Loss from operations                                       (78,244)     (31,890)

Other income (expense):
        Interest income                                      2,251        2,654
        Interest and financing expenses                    (23,673)      (3,455)
                                                        ----------   ----------

Loss before provision for income taxes                     (99,666)     (32,691)

Provision for income taxes                                     -         15,983
                                                        ----------   ----------

Net loss                                                $  (99,666)  $  (48,674)
                                                        ==========   ==========

Earnings per common equivalent share:
 Primary:
        Loss before provision for taxes                 $     (.01)  $     (.01)
        Provision for income taxes                             Nil          Nil
                                                        ----------   ----------
        Net loss                                        $     (.01)  $     (.01)
                                                        ==========   ==========

Weighted average number of shares outstanding            7,151,563    5,447,619
                                                        ==========   ==========




    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                           1996         1995
                                                        ----------   ----------

Net sales                                              $  791,122   $   788,878

Cost of sales, including amortization expense
        of $91,900, and $90,033, respectively              344,694      207,991
                                                        ----------   ----------

Gross profit                                               446,428      580,887

Research and development                                    45,184       74,262

General and administrative expenses                        521,650      483,017
                                                        ----------   ----------

(Loss) income from operations                             (120,406)      23,608

Other income (expense):
        Gain on disposal of vehicle                            -         31,280
        Interest income                                      5,940        7,813
        Interest expense                                   (34,656)      (8,174)
                                                        ----------   ----------

(Loss) income before provision for income taxes           (149,122)      54,527

Provision for income taxes                                     -         42,404
                                                        ----------   ----------

Net (loss) income                                       $ (149,122)  $   12,123
                                                        ==========   ==========

Earnings per common equivalent share:
 Primary:
        Income before provision for taxes               $     (.02)  $      .01
        Provision for income taxes                             Nil         (.01)
                                                        ----------   ----------
        Net (loss) income                               $     (.02)  $      Nil
                                                        ==========   ==========

Weighted average number of shares outstanding            6,784,920    5,423,809
                                                        ==========   ==========




    See accompanying notes to consolidated financial statements (Unaudited).

                                     NEUROCORP, LTD. AND SUBSIDIARIES
                                    (Formerly Tamarac Ventures, Ltd.)
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                               (UNAUDITED)

                              Preferred Stock Class B                    Additional                          Total
                           Series 1          Series 2       Common Stock  Paid-in  Contributed  Retained  Stockholders'
                       Shares   Amount    Shares    Amount    Shares      Amount    Capital      Capital     Earnings    Equity
                       ------   ------    ------    ------    ------      ------    -------      -------     --------    ------
Balance at
 December 31, 1995    150,000   $150,000  250,000  $250,000    6,107,141    $16,807    $592,352  $100,000     $808,510  $1,917,669

Sale of common stock     -          -         -        -       1,000,000      1,000     399,000     -            -         400,000

Cost associated with the
registration for selling
shareholders             -          -         -        -          -           -         (25,046)    -            -         (25,046)

Issuance of 66,666 shares
of common stock in lieu of
deferred financing cost
for a loan               -          -         -        -          66,666         67     133,266     -            -         133,333

Net (loss)               -          -         -        -          -            -         -          -         (149,122)   (149,122)
                     --------   -------- --------  --------   ----------     ------- ----------  --------     --------  ----------
Balance at
  June 30, 1996      $150,000   $150,000 $250,000  $250,000   $7,173,807     $17,874 $1,099,572  $100,000     $659,388  $2,276,834
                     ========   ======== ========  ========   ==========     ======= ==========  ========     ========  ==========




      See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                           1996         1995
                                                        ----------   ----------
Cash flows for operating activities:
       (Loss) income from operations                    $ (149,122)  $   12,123
  Adjustments to reconcile net (loss) income to net cash
        provided by (used for) operating activities:
       Depreciation and amortization                       105,382      114,263
       Amortization of deferred financing cost              13,152          -
       Deferred income taxes                                   -         22,000
       Gain on disposal of vehicle                             -        (31,280)
       Reclassification of equipment to inventory              -          5,523
  Changes in operating assets and liabilities:
       Accounts receivable                                (447,399)    (156,929)
       Due from affiliates                                  (5,187)     (32,596)
       Inventory                                            (4,898)     (10,610)
       Prepaid taxes and expenses                           18,204       16,681
       Cost in excess of billings on
        uncompleted contracts                               26,346        7,786
       Accounts payable                                     69,547       76,723
       Accrued expenses                                    (41,212)      73,992
       Income taxes payable                                 (6,997)      (9,899)
       Billings in excess of contract revenues on
        uncompleted contracts
                                                           (31,657)    (335,938)
                                                        ----------   ----------

Net cash flows used for operating activities              (453,841)    (248,161)
                                                        ----------   ----------

Cash flows from investing activities:
       Purchase of equipment and fixtures                  (13,458)     (13,695)
       Database development costs capitalized              (57,703)     (64,940)
       Computer system development costs capitalized        (2,277)    (110,874)
       Patients costs capitalized                           (2,150)         -
       Proceeds from insurance on vehicle                      -         34,271
                                                        ----------   ----------

Net cash flows used for investing activities               (75,588)    (155,238)
                                                        ----------   ----------

Cash flows from financing activities:
       Proceeds from long-term debt                            -            -
       Principal payments on long-term debt                (36,052)     (38,126)
       Proceeds from (repayment) of demand
        note payable - line of credit                      (50,000)      50,000
       Net repayments of loans                             240,256        1,727
       Deferred registration costs                         (25,046)         -
       Proceeds from sale of common stock                  400,000      100,000
       Employee loans and advances                          (4,102)         -
                                                        ----------   ----------

Net cash flows provided by financing activities            525,056      113,601
                                                        ----------   ----------

Net decrease in cash                                        (4,373)    (289,798)

Cash at beginning of period                                140,519      336,505
                                                        ----------   ----------

Cash at end of period                                   $  136,146   $   46,707
                                                        ==========   ==========

Supplemental disclosures of cash flow information:
    See accompanying notes to consolidated
     financial statements (Unaudited).
       Cash paid during the year for:
         Interest                                        $   8,880    $   6,844
                                                         =========    =========


         Income taxes                                   $      -     $   44,913
                                                        ==========   ==========

Schedule of non-cash investing and financing activities:
       Issuance of 66,666 shares of restrictive
        common stock for deferred financing
        cost for a loan                                 $  133,333   $      -
                                                        ==========   ==========

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


NOTE 1 -    GENERAL

            NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI") to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements give effect to the reverse stock split. This transaction has been accounted for as a reverse acquisition of HZI, whereby its assets and liabilities have been recorded at their historical costs. Prior to this transaction the Company had no significant assets, liabilities or operations. Accordingly, the financial statements at June 30, 1996 and December 31, 1995 represent the assets and liabilities of HZI and it's affiliates and the results of their operations and cash flows for the six months ended June 30, 1996 and 1995. All costs incurred in connection with the reverse acquisition have been charged to additional paid-in capital at the completion of the transaction. On the closing date, the Company's Board of Directors were replaced by directors designated by HZI and the Company changed its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd.

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

            In January 1996, the Company created a new wholly-owned subsidiary Memory Centers of America, Inc. ("MCA"). MCA will provide therapeutic services to people who suffer from memory impairment. MCA began operation's at the end of the second quarter of 1996.

            The Company conducts its operations in Tarrytown, New York. The Company's revenues consist of a concentration of significant long-term contracts, thus leading to a limited number of customers comprising a significant percentage of revenues.

            The unaudited interim financial statements for the six months ended June 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1995, included in Form 10-KSB filed with the Securities and Exchange Commission.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



NOTE 2 -  DEMAND NOTE - LINE OF CREDIT

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

NOTE 3 -  LONG-TERM DEBT


          Long-term debt consists of the following at:
                                                         June 30,   December 31,
                                                           1996        1995
                                                           ----        ----
          Note payable due in thirty-six (36) monthly
          installments of $6,175 including interest at
          prime plus 1% per annum due April 1997.  The
          note is collateralized by equipment, receivables
          and general intangible assets and has been
          personally guaranteed by certain officers.
                                                          $65,514     $97,715

          Note payable due in forty-eight (48) monthly
          installments of $768 including interest at
          9.5% per annum due November 1999.  The note
          is collateralized by a Company vehicle.          26,395      30,246
                                                        ---------     -------
                                                           91,909     127,961

          Less: current portion                            72,609      90,227
                                                         --------    --------

          Long-term portion                              $ 19,300    $ 37,734
                                                         ========    ========

          Long-term debt matures as follows:
                                                                   Year ended
                                                                  December 31,
                                                                      1995
                                                                  -----------

                      1996                                            $90,227
                      1997                                             21,587
                      1998                                              8,073
                      1999                                              8,074
                                                                        -----
                                                                     $127,961
                                                                     ========

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



NOTE 4 -    STOCKHOLDERS' EQUITY

       a)   Amendment to Certificate of Incorporation
            -----------------------------------------

            In connection with the reverse acquisition of HZI (See Note 4g), on November 23, 1994, the Company amended its Certificate of Incorporation to change its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd. Further, the Company reduced its authorized common stock from 200,000,000 shares to 100,000,000 shares and authorized 5,000,000 shares of preferred stock of which 400,000 of the 5,000,000 shares of the preferred stock has been deemed to be Class B, Series 1 and Series 2. Accordingly, the financial statements give effect to these items.

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

            In November 1992, all four (4) employees exercised their option to buy HZI's common stock. These new shareholders simultaneously transferred their shares to the voting trust, per Note 4e below.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



NOTE 4 -    STOCKHOLDERS' EQUITY (Cont'd)

       e)   Voting trust agreement
            ----------------------

            In January 1992, the shareholders of HZI entered into an agreement whereby all shares of HZI were transferred into a voting trust. The trust was created for the purpose of granting the trustee the exclusive right to vote upon the shares contained in the trust. The trust has a life of twenty (20) years and for the first ten (10) years the Company's current chairman is the trustee. Thereafter, HZI's president who is the son of the Company's chairman becomes the trustee. The trustee has the exclusive right to vote all such shares subject to any limitations in the HZI Certificate of Incorporation. Commencing with the reverse acquisition as discussed in Note 4g, the original members of the voting trust transferred their newly issued shares in the Company to the voting trust.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)




NOTE 4 -    STOCKHOLDERS' EQUITY (Cont'd)

       g)   Reverse acquisition of subsidiary
            ---------------------------------

            On November 23, 1994, the Company entered into an agreement and a plan of reorganization with HZI to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Such transaction superseded the Letter of Intent entered into between the partieson March 18, 1994. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements have been restated to give effect to the reverse stock split.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



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

       k)   Issuance of common stock as consideration for loans
            ---------------------------------------------------

            (i) On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into a letter agreement with TAC to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and are due within 90 days and six months, respectively, from the date of issuance including accrued interest. The due date for the $100,000 note has been extended to July 1996. The due date for the $40,000 and $60,000 loans have been extended to June 1996. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to TAC. The Company has recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon the fair value of the stock issued on the date of the agreement. TAC and the Company have only agreed to extend the above loans to June 30, 1997, or in the event the Class B and C warrants are exercised in its entirety prior to June 30, 1997.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



NOTE 4 -    STOCKHOLDERS' EQUITY (Cont'd)

       k)   Issuance of common stock as consideration for loans (cont'd)
            ---------------------------------------------------


            ii) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants (See Note 4f), whichever comes first. As additional consideration the Company issued 66,666 shares of restrictive common stock. The Company has valued the common stock at $133,332 or fifty percent (50%) of the fair market value at the time of transaction. The Company recorded deferred financing cost and increased stockholders' equity by $133,332, respectively for this transaction. The deferred financing cost is being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. See Note 6c. Further, the Company has agreed to register said shares. See Note 4m.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



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

            A schedule of future minimum rental payments at December 31, 1995 is as follows:

            Year ended December 31,
            -----------------------

            1996                             $110,490
            1997                               92,557
            1998                               77,868
                                             --------
                                             $280,915
                                             ========

            Rent expense under all operating leases for the six months ended June 30, 1996 and 1995 was $56,657 and $84,863, respectively.

       b)   Concentration of credit risk
            ----------------------------

            For the six months ended June 30, 1996 and 1995, approximately 60% and 58%, respectively, of net sales were derived from two unrelated customer, who are in the pharmaceutical industry. As of June 30, 1996 and December 31, 1995, approximately 52% and 54% of accounts receivable is due from two unrelated customers.

       c)   Employment Agreements
            ---------------------

            1) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. The agreement provides that on each anniversary date the Chairman's salary shall be increased in good faith subject to negotiations between the Chairman and the Company. The Company has agreed to review the services rendered by the Chairman at least annually and, at the discretion of the Board of Directors award a cash bonus or make a contribution to a deferred compensation plan. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for a vehicle and driver funded by the Company. For the six months ended June 30, 1996, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement. As noted in the March 31, 1996 financial statement the Company's Chairman waived $51,008 of his base salary for the three months ended March 31, 1996. During the three months ended June 30, 1996, the Board of Directors and the Company's Chairman have agreed to acknowledge that he is entitled to the salary that was previously waived, which resulted in an additional charge to operations for the second quarter of $51,208.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


NOTE 5 -    COMMITMENTS AND CONTINGENCIES (cont')

       c)   Employment Agreements (cont'd)
            ---------------------

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

NOTE 6 -    RELATED PARTY TRANSACTIONS

       a)   Revenues from affiliates
            ------------------------

            The Company charges NYI, as well as Manhattan Westchester Medical Services, P.C. ("Manhattan West") for the use of certain employees and office and laboratory space of the Company. Manhattan West is also under the common control of the Company's Chairman. Net revenues from these affiliates for the six months ended June 30, 1996 and 1995 amounted to $24,361 and $107,480, respectively.

            The above transactions between HZI and NYI have been eliminated in the consolidated financial statements.

       b)   Services provided by affiliates
            -------------------------------

            During 1994 HZI and Manhattan West entered into an arrangement whereby Manhattan West will provide medical consulting services to HZI's TeleMap business. This arrangement was discontinued during 1995 and is now being performed by the Company's personnel. Services provided by Manhattan West to HZI for the six months ended June 30, 1995 amounted to approximately $5,000.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


NOTE 6 -    RELATED PARTY TRANSACTIONS (cont'd)

       c)   Stockholder notes and loans
            ---------------------------
                                             June 30,  December 31,
                                               1996       1995
                                             --------   --------

          Non-interest bearing loans and
            payables (See i below)          $108,012     $155,381

          Notes payable bearing an
           interest of 7.5% to 10%
           (See ii below)                    300,000      225,000

          Non-interest bearing loan
           payable (See iii below)           200,000         -

          Accrued interest (See ii below)     19,223        6,598
                                             --------    --------

                                            $627,235     $386,979
                                            ========     ========

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

                 On November 16, 1995, the Company entered into a letter agreement with SRS Partners, a partnership that is affiliated with TAC to borrow $25,000. The loan bears interest at a rate of 9% and is due within six months or out of the proceeds of the first funding of a Reg. "S" transaction.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


NOTE 6 -    RELATED PARTY TRANSACTIONS (cont'd)

       c)   Stockholder notes and loans (cont'd)
            ---------------------------

           iii) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, (Note 4f) whichever comes first. As additional consideration the Company issued 66,666 shares of restrictive common stock. The Company has valued the common stock at $133,332 or fifty percent (50%) of the fair market value at the time of the transaction. The Company recorded deferred financing cost and increased stockholders equity by $133,332, respectively for this transaction. The deferred financing cost are being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. Further, the Company has agreed to register said shares. See Note 4m.

       d)  Due from affiliates
           -------------------

           Due from affiliates represent amounts due to HZI which are unsecured demand obligations amounting to the following:

                                             June 30,  December 31,
                                               1996       1995
                                             --------   --------

          Due from Manhattan West            $ 73,238   $ 68,855
          Academia                             20,892     20,088
                                             --------   --------

                                             $ 94,130   $ 88,943
                                             ========   ========

            Academia Medicine Psychiatric Foundation, Inc. ("Academia") is a not-for-profit entity. One of the Company's majority stockholders is one of nine Directors of the Board.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



NOTE 6 -    RELATED PARTY TRANSACTIONS (cont'd)

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

       h)   Due from affiliates
            -------------------

            The Company charges NYI and Manhattan West for the use of certain employees and laboratory space. NYI and Manhattan West are under the common control of the Company's Chairman. At June 30, 1996 and December 31, 1995, amounts due from Manhattan West for these services amounted to $73,238 and $68,855, respectively.

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

            In January 1996, the Company created a new wholly-owned subsidiary Memory Centers of America, Inc. ("MCA"). MCA will provide therapeutic services to people who suffer from memory impairment. MCA began full operation's of the pilot program at the end of the second quarter of 1996, and is currently not a significant business segment of the Company.

            On November 23, 1994, in connection with its acquisition of HZI, the Company changed its fiscal year end from September 30 to December 31 so as to conform with HZI's fiscal year end of December 31.

            RESULTS OF OPERATIONS

            Three months ended June 30, 1996 as compared to the three months
            ----------------------------------------------------------------
            ended June 30, 1995
            -------------------

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

            Revenue from computer system sales, which include BFM, are recognized upon the delivery of the software or turnkey systems. Service revenues such as TeleMap and MCA, are recognized as they are rendered.

            Revenues for the three months ended June 30, 1996 and 1995 amounted to $408,674 and $436,134, respectively. The gross profits for the three months ended June 30, 1996 and 1995 amounted to $246,528 and $273,755, respectively or a net decrease of $27,227. The gross profit percentages for the three months ended June 30, 1996 and 1995 amounted to 60% and 63%, respectively, or a net decrease of 3%.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            Three months ended June 30, 1996 as compared to the three months
            ----------------------------------------------------------------
            ended June 30, 1995 (Cont'd)
            -------------------

            The net reduction of gross profit during the three months ended June 30, 1996 as compared to the three months ended June 30 of 1995 is attributable to the following:

            1. The Company has not entered into any major new long-term contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the year ended December 31, 1994. At the end of 1995 and during the first and second quarter of 1996 the Company received $561,000 of new contracts which should be completed during 1996. Revenues from contracts for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 amounted to $271,103 and $114,814, respectively, or a net increase of $129,289. The increase in revenues from contracts for the three months ended June 30, 1996 is attributable to the Company commencing work on new contracts entered into during 1995 and 1996. During the three months ended June 30, 1995 the Company just started work on two new contracts and the majority of the second quarter revenues was from a major contract started in 1994 that is still ongoing. Gross profit from contracts for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 amounted to $160,736 and $37,279, respectively or a net increase of $123,457. The gross profit percentage from contracts for the three months ended June 30, 1996 is 59% as compared to June 30, 1995 which was 32%. The increase in the gross profit is attributable to a low gross profit contract that dominated the second quarter 1995 contract research division revenues. Of the $114,814 revenues earned during the second quarter 1995, $99,073 is attributable to this low gross profit contract.

                 As of June 30, 1996 the Company had a backlog of contracts to perform of approximating $600,000. The Company expects to recognize a minimum of $450,000 of revenues from the backlog during the remaining portion of 1996.

            2. Net sales of BFM Systems for the second quarter of 1996 and 1995 amounted to $82,085 and $268,490, respectively, or a net decrease in sales of $186,405. The second quarter of 1995 was the initial start of a new generation of BFM Systems of which the Company believes was well received. The majority of the BFM Systems sold during the second quarter of 1995 were to Beta sites who are utilizing the new systems in worldwide studies being supervised by the contract research division. Gross profit for the three months ended June 30, 1996 and 1995 were 73% and 83%, respectively, or net decrease of 10%. The majority of the BFM Systems sold during the three months ended June 30, 1995 were assembled for the Beta sites in the previous year, and these costs were being amortized by the Company until the date of sale. Hence, the unamortized costs on these machines are part of the cost of goods sold which resulted in lower costs, yielding a higher than normal gross profit.

            3. Revenues of the TeleMap division for the three months ended June 30, 1996 and 1995 amounted to $30,459 and $25,829, respectively, or net increase of $4,630. The gross profit percentages for the three months ended June 30, 1996 and 1995 amounted to 69% and 58%, respectively. The increase in gross profit for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 is attributable to the Company utilizing internal staff as opposed to highly paid outside consultants.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            Three months ended June 30, 1996 as compared to the three months
            ----------------------------------------------------------------
            ended June 30, 1995 (Cont'd)
            -------------------

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

            General and administrative expenses for the three months ended June 30, 1996 were $307,554 as compared to the three months ended June 30, 1995 of $298,904 or an increase of $8,650 or 3%. The increase in general and administrative expenses for the three months ended June 30, 1996 is due to the Company incurring approximately $38,000 of initial costs for its new subsidiary, Memory Centers of America, Inc. ("MCA"). Further during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 the Company reduced its administration billings to Manhattan Westchester Medical Services, P.C., a medical practice that is controlled by the Company's Chairman. ("Manhattan Westchester") by $8,503 resulting in the Company absorbing more payroll costs during the June 30, 1996
            quarter.   Additionally, during the three months ended June 30, 1996
            as compared to the three months ended June 30, 1995 the Company reduced the capitalized cost of developing the database and computer system product by $52,673 resulting in the related payroll cost being incurred for general and administrative. During the first quarter of 1996 the Company's Chairman waived part of his base salary which was reinstated by the Board of Directors during the second quarter. Therefore, the Company absorbed during the second quarter of 1996 as compared to the second quarter of 1995 an additional salary charge amounting to $51,008 for the Company's Chairman. Offsetting the above cost increases in general and administrative costs, the Company has reduced its payroll, professional and consulting fees, and has curtailed overseas travel principally in connection with the Company's involvement in a worldwide contract and marketing of its BFM Systems for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

            Research and development costs ("R&D") for the three months ended June 30, 1996 were $17,218 as compared to the three months ended June 30, 1995 of $6,741 or an increase of $10,477. The increase in R&D costs is due to the Company assigning more personnel to its Oxiracetam feasibility study and BFM Systems projects.

            Interest and deferred financing expenses for the three months ended June 30, 1996 were $23,673 as compared to the three months ended June 30, 1995 of $3,455 or an increase of $20,218. The increase is attributable to the Company charging operations during the second quarter of 1996 for $13,150 for amortization of deferred financing cost resulting from a $200,000 shareholder loan discussed in the liquidity and capital resources section. Additionally, the Company has increased its debt from shareholders which has resulted in increased interest expense of approximately $6,900 during the second quarter 1996 as compared to the second quarter of 1995.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            Six months ended June 30, 1996 as compared to the six months ended
            ------------------------------------------------------------------
            June 30, 1995
            -------------

            Revenues for the six months ended June 30, 1996 and 1995 amounted to $791,122 and $788,878, respectively. The gross profits for the six months ended June 30, 1996 and 1995 amounted to $446,428 and $580,887, respectively or a net decrease of $134,459. The gross profit percentages for the six months ended June 30, 1996 and 1995 amounted to 56% and 74%, respectively, or a net decrease of 18%.

            The net reduction of gross profit during the six months ended June 30, 1996 as compared to the six months ended June 30 of 1995 is attributable to the following:

            1. Revenues from contracts for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 amounted to $476,964 and $428,743, respectively, or a net increase of $48,221. The increase in revenues from contracts for the six months ended June 30, 1996 is attributable to the Company commencing work on new contracts entered into during 1995 and 1996. During the six months ended June 30, 1995 a majority of these new contracts were still in negotiations. Gross profit from contracts for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 amounted to $225,456 and $287,676, respectively or a net decrease of $67,220. The gross profit percentage from contracts for the six months ended June 30, 1996 is 47% as compared to June 30, 1995 which was 67%. The decrease in the gross profit is attributable to a lower gross profit on contracts in progress during six months ended June 30, 1996 as compared to the six months ended June 30, 1995. During the first quarter of 1995 the contract research division was working on a major high gross profit contract, which impacted positively on the six months ended June 30, 1995.

            2. Net sales of BFM Systems for the first and second quarter of 1996 and 1995 amounted to $232,685 and $268,490, respectively, or a net decrease of $35,805. The gross profit percentage on these sales for the six months ended June 30, 1996 and 1995 amounted to 77% and 82%, respectively or net decrease of 5%. The second quarter of 1995 started the initial sales of the Company's new generation of BFM Systems. The majority of these 1995 sales were to Beta sites who are utilizing the new systems in worldwide studies being supervised by the contract research division. As discussed previously in three months analysis, these Beta site machinery had a cost basis that was amortized in the previous year, resulting in higher than normal gross profits.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            Six months ended June 30, 1996 as compared to the six months ended
            ------------------------------------------------------------------
            June 30, 1995 (Cont'd)
            -------------

            3. Revenues of the TeleMap division for the six months ended June 30, 1996 and 1995 amounted to $56,446 and $91,644, respectively, or net decrease of $35,198. The gross profit percentages for the six months ended June 30, 1996 and 1995 amounted to 54% and 78%, respectively. The decrease in sales for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is attributable to the Company discontinuing business with customers who were previously delinquent in their payments. The Company anticipates a reversal of the decrease in comparative sales of the TeleMap division by year end. The gross profit decrease for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, is partially the result of the Company absorbing more overhead on less sales and increase in labor costs resulting from the Company's allocation of personnel in connection with further improvement of its high quality controls.

                 General and administrative expenses for the six months ended June 30, 1996 were $521,650 as compared to the six months ended June 30, 1995 of $483,017 or an increase of $38,633 or 8%. The increase in general and administrative expenses for the six months ended June 30, 1996 is due to the Company incurring approximately $61,000 of initial costs for its new subsidiary, Memory Centers of America, Inc. ("MCA"). Further during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 the Company reduced its administration billings to Manhattan Westchester Medical Services, P.C., a medical practice that is controlled by the Company's Chairman. ("Manhattan Westchester") by $33,098 resulting in the Company absorbing more payroll costs during the June 30, 1996 period. Additionally, during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 the Company reduced the capitalized cost of developing the database and computer system product by $115,835 resulting in additional payroll cost being incurred in general and administrative. Offsetting the above cost increases in general and administrative costs, of the Company has reduced its payroll, professional and consulting fees, and has curtailed overseas travel principally in connection with the Company's involvement in a worldwide contract, and marketing of its BFM System, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                 Research and development costs ("R&D") for the six months ended June 30, 1996 were $45,184 as compared to the six months ended June 30, 1995 of $74,262 or a decrease of $29,078. The decrease in R&D costs is due to reductions in fixed cost for the R&D department.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            LIQUIDITY AND CAPITAL RESOURCES
            -------------------------------

            Six months ended June 30, 1996 as compared to the six months ended
            ------------------------------------------------------------------
            June 30, 1995
            -------------

            At June 30, 1996 and December 31, 1995, the Company had working capital of $359,968 and a working capital deficiency of $6,765, respectively. The $366,733 net increase in working capital for the six months ended June 30, 1996 is attributable to accounts receivable and deferred financing cost increasing by $567,580. Offsetting this increase in working capital for the six months ended June 30, 1996 as compared to the year ending December 31, 1995 are increases in stockholders loans of $327,324. The increase in accounts receivable is the result of increased sales by the BFM Division and the contract research division earned revenues exceeding amounts billed. Deferred financing cost of $120,181 is the result of the Company borrowing from a shareholder, a $200,000 interest free loan and as additional consideration, issuing 66,666 shares of restricted common stock, which was valued at 50% of the fair market value on the date of the loan. During February 1996 the Company borrowed from Trinity American Corporation ("TAC") $125,000 to supplement its working capital position. During early April 1996 the Company repaid TAC $50,000.


            For the sixmonths ended June 30, 1996 net cash decreased by $4,373. For the six months ended June 30, 1996 and 1995, the Company used cash for operations of $453,841 and $248,161, respectively, resulting in increased cash used in operations of $205,680. The net increase for the six months ended June 30, 1996 is the result of accounts receivables increasing by $290,470 from increased sales of BFM Systems and a net favorable decrease of $322,841 in the long-term contract related accounts at June 30, 1996 as compared to the June 30, 1995 quarter. The net decrease in long-term contract accounts is the result of the Company reducing its backlog of large contracts during the March 31, 1995 quarter. The Company has not replaced these significant high gross profit contracts which has resulted in the Company showing a net loss of $149,122 for the six months ended June 30, 1996 as compared to net income of $12,123 for the six months ended June 30, 1995.


            For the six months ended June 30, 1996 and 1995 cash used by investing activities mainly in connection with cost incurred for the development of databases and computer system products, amounted to $75,588 and $155,238, respectively, or a net favorable decrease in the use of cash of $79,650. The Company during the three months ended March 31, 1995 received a $34,271 payment from its insurance carrier on an automobile that was destroyed in an accident. During 1996 the Company reduced its payments by $115,834 for database and computer system product development costs as compared to 1995. As noted in the December 31, 1995 Management Discussions and Analysis, future capitalization of computer system product development costs primarily in connection with the BFM system will be substantially reduced during the 1996 period, as compared to 1995 due to the Company completing at the end of 1995 the final programming of its BFM Systems which has resulted in minimal capitalization of BFM programming costs.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            LIQUIDITY AND CAPITAL RESOURCES (Cont'd)
            -------------------------------

            Six months ended June 30, 1996 as compared to the six months ended
            ------------------------------------------------------------------
            June 30, 1995 (Cont'd)
            -------------

            For the six months ended June 30, 1996 and 1995 cash provided by financing activities amounted to $525,056 and $113,601, respectively. For the six months ended June 30, 1996 the Company received $400,000 in connection with the sale of 333,333 shares of common stock to investors and borrowed from shareholders approximately $240,000 net of accrued interest. Furthermore, during the six months ended June 30, 1996 the Company repaid a line of credit which amounted to $50,000. As discussed in Note 4(m) of the June 30, 1996 financial statements, the Company expended $25,046 to register shares of common stock and warrants pursuant to previous contractual obligations with certain stockholders.

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

            Thus, the Company's largest customer renewed their interest to continue to work with the Company. The Company received a $400,000 new contract from this customer to further analyze the previous data as well as the data of the ongoing depression research.
            Negotiations suggest that large collaborative studies may be initiated in the near future. Because of this and because of the new private investors' interest, the Company decided to develop Memory Centers by itself. The Company has started a new wholly-owned subsidiary, Memory Centers of America, Inc. A pilot project was initiated in the first quarter of 1996 in collaboration with Manhattan Westchester Medical Services, P.C., the Chairman's professional corporation which already has the required equipment and know-how. MCA commenced full operations of the pilot program during the latter part of the second quarter of 1996, and the results of those operations are not meaningful a significant part of the Company's operations at June 30, 1996.

            The Company is also developing an Alzheimer's research program and a Teleneuropsychiatry developmental program. The Company also invested in a feasibility study to develop two Alzheimer's drugs (oxiracetam and L-a-GFC). As a result, the Company is negotiating for a license to develop and market one of these compounds.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            MANAGEMENT'S PLANS (Cont'd)
            ------------------

            The Company has developed its own Web Site page on the World Wide Web and intends to offer to provide data base services to interested parties for psychotropic drug research and development.

            The Company believes that the new and successful developments in conjunction with the Company's largest customer will not only bring new contracts providing additional cash and revenues, but will also open new doors for substantialrevenue-bringing long-term contracts. The Memory Centers should also have a positive impact on the Company's cash flow in the future.

            The funds obtained from the sale of stock in the first six months of 1996 are now being invested in programs which are expected to generate immediate revenues, such as the Memory Center project and a program for advertising the telephonic services.

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

              [   NOTE: THERE WAS NO HARD COPY FOR THE PAGES BELOW    ]







Part II--Other Information

Item 6.          Exhibits and Reports on Form 8-K

            (a)      Exhibits

                     None

            (b)   Reports on Form 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            NEUROCORP, LTD.




DATE: August 13, 1996                      BY: /s/ Aileen A. Kunitz
      -------------------                      --------------------------------
                                               Aileen A. Kunitz
                                               Chief Financial Officer
                                              (Ms. Kunitz is the Principal
                                               Financial Officer and has been
                                               duly authorized to sign on
                                               behalf of the Registrant)