Form 10QSB
period 1996-09-30
NEUROCORP LTD
filed 1996-11-22
CIK 814043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File Number:            33-14042-NY
                        -----------------------------------

                  NeuroCorp. (formerly Tamarac Ventures, Ltd.)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                            87-0446395
--------------------------------                  -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

150 White Plains Road, Tarrytown, New York                            10591
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (914) 631-3315
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,173,807 Shares as of September 30, 1996.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




PART 1 - FINANCIAL INFORMATION:

     ITEM 1 -  FINANCIAL STATEMENTS
                                                                       Page
                                                                      number
                                                                      ------
               Consolidated balance sheets (Unaudited) at
               September 30, 1996 and December 31, 1995                F-1

               Consolidated statements of operations (Unaudited) for the three months ended September 30, 1996 and 1995 F-2

               Consolidated statements of operations (Unaudited)
               for the nine months ended September 30, 1996 and 1995   F-3

               Consolidated statements of stockholders' equity
               (Unaudited) for the nine months ended September 30,
               1996                                                    F-4

               Consolidated statements of cash flows (Unaudited)
               for the nine months ended September 30, 1996 and 1995   F-5

               Notes to consolidated financial statements           F-6 - F-18

     ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                  F-19 - F-26

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                           CONSOLIDATED BALANCE SHEETS


                                                                                     (Unaudited)
                                                                                    September 30,   December 31,
                                                                                         1996           1995
                                                                                    -------------   ------------
                                         ASSETS
Current assets:
     Cash                                                                           $   118,490     $  140,519
     Accounts receivable, net of allowance for
     doubtful accounts of $57,556 and $39,920, respectively                           1,187,659        716,650
     Inventory                                                                           34,883         29,985
     Due from affiliates                                                                 99,650         88,943
     Prepaid expenses and taxes                                                          34,028         53,314
     Deferred financing cost                                                             86,848            -
     Costs in excess of billings on uncompleted contracts                                 1,757         28,833
                                                                                    -----------     ----------
          Total current assets                                                        1,563,315      1,058,244
                                                                                    -----------     ----------

Equipment and fixtures, net                                                              86,970         81,066
                                                                                    -----------     ----------
Other assets:
     Database development costs, net                                                  1,285,028      1,312,346
     Computer system product development costs, net                                     709,913        744,536
     Other                                                                              136,220        133,220
                                                                                    -----------     ----------
          Total other assets                                                          2,131,161      2,190,102
                                                                                    -----------     ----------

Total assets                                                                        $ 3,781,446     $3,329,412
                                                                                    -----------     ----------
                                                                                    -----------     ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Demand note - line of credit                                                   $         -     $   50,000
     Accounts payable                                                                   207,315        152,465
     Accrued expenses                                                                   198,969        182,310
     Stockholder notes and loans payable                                                858,861        380,381
     Income taxes payable                                                                 1,296          8,293
     Current portion of long-term debt                                                   55,840         90,227
     Billings in excess of contract revenues
     on uncompleted contracts                                                           174,373        201,333
                                                                                    -----------     ----------
          Total current liabilities                                                   1,496,654      1,065,009
                                                                                    -----------     ----------

Long-term liabilities:
     Long-term debt                                                                      18,053         37,734
     Deferred income taxes                                                              309,000        309,000
                                                                                    -----------     ----------
          Total liabilities                                                           1,823,707      1,411,743
                                                                                    -----------     ----------

Commitments and contingencies (Note 5)                                                        -              -

Stockholders' equity:
     Preferred stock authorized 5,000,000 shares issued, as follows:
     Cumulative Preferred stock, class B, series 1, no par value, issued and
     outstanding 150,000 shares, full liquidation value of $150,000                     150,000        150,000
     Convertible Preferred stock, class B, series 2, no par value, issued and
     outstanding 250,000 shares, full liquidation value $250,000                        250,000        250,000
     Common stock, $.001 par value, 100,000,000 shares authorized
     7,173,807 and 6,107,141 issued and outstanding, respectively                        46,374         45,307
     Less: discount on common stock                                                     (28,500)       (28,500)
     Additional paid-in capital                                                       1,245,919        738,699
     Contributed capital                                                                100,000        100,000
     Retained earnings                                                                  193,946        662,163
                                                                                    -----------     ----------
          Total stockholders' equity                                                  1,957,739      1,917,669
                                                                                    -----------     ----------
Total liabilities and stockholders' equity                                          $ 3,781,446     $3,329,412
                                                                                    -----------     ----------
                                                                                    -----------     ----------


    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                      1996          1995
                                                  ----------     ----------

Net sales                                         $  194,593     $  396,759

Cost of sales, including amortization expense
    of $45,300 and $46,110, respectively             143,939        185,187
                                                  ----------     ----------
Gross profit                                          50,654        211,572

Expenses:
  General and administrative expenses                289,753        245,632
  Research and development                            26,051         61,872
                                                  ----------     ----------

Loss from operations                                (265,150)       (95,932)

Other income (expense):
  Interest income                                      2,587          3,224
  Interest expense                                   (45,282)        (4,083)
                                                  ----------     ----------

Loss before provision (credit) for income taxes     (307,845)       (96,791)

Provision (credit) for income taxes                        -        (16,684)
                                                  ----------     ----------

Net loss                                          $ (307,845)    $  (80,107)
                                                  ----------     ----------
                                                  ----------     ----------

Net loss applicable to common shares              $ (311,595)    $   80,107)
                                                  ----------     ----------
                                                  ----------     ----------

Loss per common equivalent share:
 Primary:
  Loss before provision for taxes                 $     (.04)    $     (.01)
  Provision (credit) for income taxes                      -           (Nil)
                                                  ----------     ----------
  Net income (loss)                               $     (.04)    $     (.01)
                                                  ----------     ----------
                                                  ----------     ----------

Net loss applicable to common shares              $     (.04)    $     (.01)
                                                  ----------     ----------
                                                  ----------     ----------

Weighted average number of shares outstanding      7,173,807      5,457,143
                                                  ----------     ----------
                                                  ----------     ----------

    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                     1996           1995
                                                  ----------   ------------

Net sales                                         $  985,715   $  1,185,637

Cost of sales, including amortization expense
    of $135,900 and $136,131, respectively           488,633        393,178
                                                  ----------   ------------

Gross profit                                         497,082        792,459

Expenses:
  General and administrative expenses                811,403        728,649
  Research and development                            71,235        136,134
                                                  ----------   ------------

Loss from operations                                (385,556)       (72,324)

Other income (expense):
     Gain on disposal of vehicle                           -         31,280
     Interest income                                   8,527         11,037
     Interest expense                                (79,938)       (12,257)
                                                  ----------   ------------

Loss before provision for income taxes              (456,967)       (42,264)

Provision for income taxes                                 -         25,720
                                                  ----------   ------------

Net loss                                          $ (456,967)  $    (67,984)
                                                  ----------   ------------
                                                  ----------   ------------

Net loss applicable to common shares              $ (468,217)  $    (67,984)
                                                  ----------   ------------
                                                  ----------   ------------

Loss per common equivalent share:
 Primary:
     Loss before provision for taxes                 $  (.07)       $  (.01)
     Provision for income taxes                            -            Nil
                                                  ----------   ------------
     Net loss                                        $  (.07)       $  (.01)
                                                  ----------   ------------
                                                  ----------   ------------

Net loss applicable to common shares                 $  (.07)       $  (.01)
                                                  ----------   ------------
                                                  ----------   ------------

Weighted average number of shares outstanding      6,924,548      5,434,920
                                                  ----------   ------------
                                                  ----------   ------------

    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                                                                                        Total
                            Preferred Stock      Class B                             Additional  Contri-                Stock-
                              Series 1           Series 2           Common Stock      Paid-in    buted     Retained     holders'
                           Shares   Amount    Shares    Amount    Shares    Amount    Capital    Capital   Earnings     Equity
                           -------  --------  -------  --------  ---------  ------- -----------  --------  --------   ----------
Balance at
 December 31, 1995         150,000  $150,000  250,000  $250,000  6,107,141  $16,807 $   738,699  $100,000  $662,163   $1,917,669

Sale of common stock             -         -        -         -  1,000,000    1,000     399,000         -                400,000

Cost associated with the
registration for selling
shareholders and
warrantholders                   -         -        -         -          -        -     (25,046)        -                (25,046)

Issuance of 66,666 shares
of common stock in lieu
of deferred financing
cost for a loan                  -         -        -         -     66,666       67     133,266         -                133,333

Accrued preferred stock
 dividend                        -         -        -         -          -        -           -         -   (11,250)     (11,250)

Net loss for the nine
 months ended
 September 30, 1996              -         -        -         -          -        -           -         -  (456,967)    (456,967)
                           -------  --------  -------  --------  ---------  -------  ----------  --------  --------   ----------
Balance at
 September 30, 1996        150,000  $150,000  250,000  $250,000  7,173,807  $17,874  $1,245,919  $100,000  $193,946   $1,957,739
                           -------  --------  -------  --------  ---------  -------  ----------  --------  --------   ----------
                           -------  --------  -------  --------  ---------  -------  ----------  --------  --------   ----------



    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                                          1996               1995
                                                                      ----------          ----------

Cash flows for operating activities:
     Loss from operations                                             $ (456,967)         $  (67,984)
  Adjustments to reconcile net (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                       160,311             171,327
     Amortization of deferred financing costs                             46,485                 -
     Deferred income taxes                                                   -                40,000
     Gain on disposal of vehicle                                             -               (31,280)
     Reclassification of net equipment to operations                         -                 9,193
  Changes in operating assets and liabilities:
     Accounts receivable                                                (471,009)           (180,158)
     Due from affiliates                                                 (10,707)            (35,907)
     Inventory                                                            (4,898)             (8,613)
     Prepaid expenses and taxes                                           19,286               1,725
     Cost in excess of billings on uncompleted contracts                  27,076             103,278
     Accounts payable                                                     54,850              66,689
     Accrued expenses                                                      5,409             169,178
     Income taxes payable                                                 (6,997)            (34,383)
     Billings in excess of contract revenues on uncompleted contracts    (26,960)           (443,013)
                                                                      ----------          ----------
Net cash flows used for operating activities                            (664,121)           (239,948)
                                                                      ----------          ----------

Cash flows from investing activities:
     Purchase of equipment and fixtures                                  (28,365)            (13,695)
     Database development costs capitalized                              (71,682)           (198,157)
     Patent cost capitalized                                              (2,150)                -
     Computer system development costs capitalized                        (2,277)           (146,235)
     Proceeds from insurance on vehicle                                      -                34,271
                                                                      ----------          ----------

Net cash flows used for investing activities                            (104,474)           (323,816)
                                                                      ----------          ----------

Cash flows from financing activities:
     Employee loans and advances                                          (2,800)                -
      (Repayments to) proceeds from demand note - line of credit         (50,000)             50,000
     Repayment of stockholders loans                                     (96,520)                -
     Proceed from stockholders loans                                     575,000             140,225
     Principal payments on long-term debt                                (54,068)            (54,618)
     Offering costs incurred                                             (25,046)                -
     Proceeds from sale of common stock                                  400,000             100,000
                                                                      ----------          ----------

Net cash flows provided by financing activities                          746,566             235,607
                                                                      ----------          ----------

Net decrease in cash                                                     (22,029)           (328,157)

Cash at beginning of period                                              140,519             336,505
                                                                      ----------          ----------

Cash at end of period                                                 $  118,490          $    8,348
                                                                      ----------          ----------
                                                                      ----------          ----------

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                    $   11,691          $    9,336
                                                                      ----------          ----------
                                                                      ----------          ----------
          Income taxes                                                $    8,526          $    4,353
                                                                      ----------          ----------
                                                                      ----------          ----------

Schedule of non-cash investing and financing activities:
     Issuance of restricted 66,666 shares of common stock
     for deferred financing cost associated with a loan               $  133,333          $      -
                                                                      ----------          ----------
                                                                      ----------          ----------
Accrued dividends on Series 1 Preferred Stock                          $  11,250          $      -
                                                                      ----------          ----------
                                                                      ----------          ----------


     See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 1 -  GENERAL

          NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI") to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements give effect to the reverse stock split. This transaction has been accounted for as a reverse acquisition of HZI, whereby its assets and liabilities have been recorded at their historical costs. Prior to this transaction the Company had no significant assets, liabilities or operations. Accordingly, the financial statements at September 30, 1996 and December 31, 1995 represent the assets and liabilities of HZI and it's affiliates and the results of their operations and cash flows for the nine months ended September 30, 1996 and 1995. All costs incurred in connection with the reverse acquisition have been charged to additional paid-in capital at the completion of the transaction. On the closing date, the Company's Board of Directors were replaced by directors designated by HZI and the Company changed its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd.

          The Company, through its wholly-owned subsidiary, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) performing long-term contract services for medical research for major domestic and international pharmaceutical firms (ii) designing and producing proprietary neuropsychiatric diagnostic testing equipment, which currently is their Brain Function Monitoring (BFM) system (iii) providing interactive diagnostic testing services and analysis to physicians and hospitals via the telephone, this service is known as TeleMap.

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

          The unaudited interim financial statements for the nine months ended September 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three and nine months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1995, included in Form 10-KSB filed with the Securities and Exchange Commission.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

NOTE 3 -  LONG-TERM DEBT

          Long-term debt consists of the following at:
                                                    September 30, December 31,
                                                        1996          1995
                                                    ------------- ------------
          Note payable due in thirty-six (36)
          monthly installments of $6,175 including
          interest at prime plus 1% per annum due
          April 1997.  The note is collateralized
          by equipment, receivables and general
          intangible assets and has been personally
          guaranteed by certain officers.            $   48,636   $  97,715

          Note payable due in forty-eight (48)
          monthly installments of $768 including
          interest at 9.5% per annum due
          November 1999.  The note is collateralized
          by a Company vehicle.                          25,257      30,246
                                                    ------------- ------------

                                                         73,893     127,961

          Less: current portion                          55,840      90,227
                                                    ------------- ------------

          Long-term portion                         $    18,053   $  37,734
                                                    ------------- ------------
                                                    ------------- ------------

          Long-term debt matures as follows:
                                                                  Year ended
                                                                  December 31,
                                                                      1995
                                                                 ------------
               1996                                              $   90,227
               1997                                                  21,587
               1998                                                   8,073
               1999                                                   8,074
                                                                 ------------
                                                                 $  127,961
                                                                 ------------
                                                                 ------------

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

     b)   DISCOUNT ON COMMON STOCK

          On April 30, 1987, 600,000 shares of common stock, par value $.001, were issued at $.00005 per share for total consideration of $1,500, or a discount of $28,500. According to Nevada counsel, the laws of the State of Nevada provide for a discount on original issue capital stock whether or not that stock carries a par value so long as the action is ratified by the Board of Directors and is otherwise in compliance with applicable laws. These shares are deemed to be fully paid and non-assessable, even though issued below par.

     c)   INITIAL PUBLIC OFFERING

          On September 28, 1987, the Company completed its public offering of 80,000 units at $.05 per unit resulting in net proceeds of $178,509. Each unit consisted of one (1) share of common stock, $.001 par, and one (1) common stock purchase warrant. The warrants expired unexercised thirty-six months after the effective date of the offering.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

     f)   ISSUANCE OF WARRANTS

          As part of the acquisition, the Board of Directors of the Company have authorized the issuance of Class B and Class C Warrants to all stockholders of the Company who were stockholders of record as of November 1, 1994. The Warrants were distributed on a 1 Warrant for 1 share of common stock basis (post reverse stock split) and comprised in the aggregate 800,000 Class B and 800,000 Class C Warrants, each of which is exercisable into one share of Common Stock of the Company. The Class B Warrants are exercisable at $2.25 per share and the Class C Warrants are exercisable at $2.75 per share, and expire on September 30, 1996. The shares of Common Stock underlying the Warrants must be registered with the Securities and Exchange Commission (SEC) prior to the Warrants becoming exercisable. The Company may, at its sole discretion, undertake to file a registration statement with the Securities and Exchange Commission wherein the Company will register the Warrants and the shares of Common Stock underlying the Warrants. However, until such time as said registration statement is filed and becomes effective, the Warrants will not be exercisable. The number of shares underlying the Warrants, and the exercise price of the Warrants, may be adjusted downward or upward at any time by the Company's Board of Directors. Further, the Warrants are redeemable by the Company at any time upon thirty days written notice, at a price of $.001 per Warrant.

          In January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively and the expiration dates were extended to June 30, 1997. In February 1996, the Company filed with SEC to register these warrants.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

          On November 23, 1994 TAC contributed $400,000 to the Company's capital account with no further issuance of common stock. In December 1994, the Company and TAC reached an agreement whereby in consideration for the $400,000 paid on November 23, 1994 two classes of preferred stock were issued to TAC. The first class of 150,000 shares of cumulative non-convertible preferred stock class B, series 1, no par value has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. The number of shares of stock to be issued when dividends are paid in stock is based on the average closing bid price of the stock 30 consecutive days prior to the date the dividend becomes payable. At September 30, 1996, the Company has accrued a dividend of $11,250 related to this preferred stock based on a cash payment. Further, the Company may redeem such shares at any time for $3 per share.

          The second class of 250,000 shares of convertible no par value preferred stock, class B series 2, can be converted into common stock and does not provide for dividend payments. The conversion feature provides that between January 1, through June 30, 1996 that one (1) share of preferred stock can be converted into two (2) shares of common stock. After June 30, 1996 the conversion feature is reduced to five (5) shares of preferred stock to one (1) share of common stock. Further, the Company can at its option force a conversion of such stock if the closing bid price for the Company's common stock is at least 2 5/8 for thirty (30) consecutive trading days. At September 30, 1996, neither TAC nor the Company have exercised these conversion features.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

     k)   ISSUANCE OF COMMON STOCK AS CONSIDERATION FOR LOANS

          (i) On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into a letter agreement with TAC to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and are due within 90 days and six months, respectively, from the date of issuance including accrued interest. TAC and the Company have agreed to extend the due dates of the above loans to June 30, 1997 or the date the Class B and C warrants are exercised in their entirety prior to June 30, 1997. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to TAC. The Company has recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon fifty percent (50%) of the fair value of the common stock issued on July 19, 1995, the date of the agreement. Further, the letter agreements give TAC the option to convert said loans into 550,000 shares of common stock. The Company's Chairman has agreed to satisfy this conversion feature by contributing shares from his personal common stock holdings to the Company so other stockholders holdings will not dilute from this conversion.

               On February 5, 1996, the Company borrowed from TAC an additional $50,000 which is due on demand. Said loan has an interest of 10% and was repaid during April, 1996.

               On September 13, 1996 the Company borrowed from TAC $50,000, which is payable from any future private placement proceeds.
               Said loan bears interest at 9.5% per annum. Further the loan agreement gives TAC the option to convert each $4.00 of debt into one (1) unit.

               Each unit will consist of one (1) share of Common Stock of the Company and two (2) Stock Purchase Warrants. Each Warrant is exercisable into one (1) share of Common Stock of the Company at $8.00 per share until August 31, 1997, thereafter $10.00 per share. The Stock Purchase Warrants expire on August 31, 1998.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

     n)   CHAIRMAN'S CAPITAL CONTRIBUTION

          As discussed in Note 5(c)(1) the Company's Chairman waived $146,347 of his base annual salary for the year ended December 31, 1995. Said amount has been recorded as an administrative expense and as an increase to additional paid-in-capital for the year ended December 31, 1995.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

     a)   OPERATING LEASES

          The Company leases its office facilities under a noncancellable operating lease expiring in 1998. The lease contains a provision for additional rent which is equal to the Company's pro rated share of future real estate taxes. In addition, the Company has a noncancellable operating lease for office equipment expiring in 1997.

          A schedule of future minimum rental payments at December 31, 1995 is as follows:

          Year ended December 31,
          -----------------------
          1996                                         $  110,490
          1997                                             92,557
          1998                                             77,868
                                                       ----------
                                                       $  280,915
                                                       ----------
                                                       ----------

          Rent expense under all operating leases for the nine months ended September 30, 1996 and 1995 was $91,811 and $117,537, respectively.

     b)   CONCENTRATION OF CREDIT RISK

          For the nine months ended September 30, 1996 and 1995, approximately 62% and 44%, respectively, of net sales were derived from two and one unrelated customer, who are in the pharmaceutical industry. As of September 30, 1996 and December 31, 1995, approximately 60% and 54% of accounts receivable is due from two unrelated customers.


     c)   EMPLOYMENT AGREEMENTS

          1) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. The agreement provides that on each anniversary date the Chairman's salary shall be increased in good faith subject to negotiations between the Chairman and the Company. The Company has agreed to review the services rendered by the Chairman at least annually and, at the discretion of the Board of Directors award a cash bonus or make a contribution to a deferred compensation plan. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for a vehicle and driver funded by the Company. For the nine months ended September 30, 1996, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 5 -  COMMITMENTS AND CONTINGENCIES (cont')

          c)   EMPLOYMENT AGREEMENTS (Cont'd)

          1)   (Cont'd)

               For the year ended December 31, 1995 the Company's Chairman waived $146,347, of his base annual salary. Said salary amount was recorded as an administrative expense and as an increase to additional paid-in-capital. Additionally, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement for said year.

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

NOTE 6 -  RELATED PARTY TRANSACTIONS

     a)   REVENUES FROM AFFILIATES

          The Company charges NYI, as well as Manhattan Westchester Medical Services, P.C. ("Manhattan West") for the use of certain employees and office and laboratory space of the Company. Manhattan West is also under the common control of the Company's Chairman. Net revenues from these affiliates for the nine months ended September 30, 1996 and 1995 amounted to $24,361 and $156,002, respectively.

          The above transactions between HZI and NYI have been eliminated in the consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 6 -  RELATED PARTY TRANSACTIONS (Cont'd)

     b)   SERVICES PROVIDED BY AFFILIATES

          During 1994 HZI and Manhattan West entered into an arrangement whereby Manhattan West would provide medical consulting services to HZI's TeleMap business. This arrangement was discontinued during 1995 and is now being performed by the Company's personnel. Services provided by Manhattan West to HZI for the nine months ended September 30, 1995 amounted to approximately $5,000.

     c)   STOCKHOLDER NOTES AND LOANS
                                                  September 30,  December 31,
                                                      1996          1995
                                                  -------------  ------------
          Non-interest bearing loans and payables
          (See i below)                             $  108,861    $  155,381

          Notes payable bearing an interest of
          7.5% to 10% (See ii below)                   550,000       225,000

          Non-interest bearing loan payable
          (See iii below)                              200,000            -
                                                  -------------  ------------

                                                    $  858,861    $  380,381
                                                  -------------  ------------
                                                  -------------  ------------

          i) Stockholder notes and loans payable relates to advances made to HZI and NYI by its Chairman of the Board which are due on demand.

          ii) On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into a letter agreement with TAC to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and are due within 90 days and six months, respectively, from the date of issuance including accrued interest. TAC and the Company have agreed to extend the due dates of the above loans to September 30, 1997 or the date the Class B and C warrants are exercised in their entirety prior to September 30, 1997. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to TAC. The Company has recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon fifty percent (50%) of the fair value of the common stock issued on July 19, 1995, the date of the agreement. Further, the letter agreements give TAC the option to convert said loans into 550,000 shares of common stock. The Company's Chairman has agreed to satisfy this conversion feature by contributing shares from his personal common stock holdings to the Company so other stockholders holdings will not dilute from this conversion.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 6 -  RELATED PARTY TRANSACTIONS (Cont'd)

          c)   STOCKHOLDER NOTES AND LOANS (Cont'd)

          ii)  (Cont'd)

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

               On September 13, 1996 the Company borrowed from TAC $50,000, which is payable from any future private placement proceeds.
               Said loan bears interest at 9.5% per annum. Further the loan agreement gives TAC the option to convert each $4.00 of debt into one (1) unit.

               Each unit will consist of one (1) share of Common Stock of the Company and two (2) Stock Purchase Warrants. Each Warrant is exercisable into one (1) share of Common Stock of the Company at $8.00 per share until August 31, 1997, thereafter $10.00 per share. The Stock Purchase Warrants expire on August 31, 1998.

               On July 16, 1996 the Company entered into two loan agreements with two unrelated shareholders. Each loan was for $100,000 and bear interest at 9% per annum and is due within one (1) year, or from the sale proceeds of the Company's securities including the exercise of Class B and C Warrants.

               At September 30, 1996 and December 31, 1995, accrued interest related to such notes and loans amounted to $26,360 and $6,598, respectively, and is included in accrued expenses.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 6 -  RELATED PARTY TRANSACTIONS (Cont'd)

     d)   DUE FROM AFFILIATES

          Due from affiliates represent amounts due to HZI which are unsecured demand obligations amounting to the following:

                                                  September 30,  December 31,
                                                      1996          1995
                                                  -------------  ------------

          Due from Manhattan West                 $      78,356  $     68,855
          Academia                                       21,294        20,088
                                                  -------------  ------------
                                                  $      99,650  $     88,943
                                                  -------------  ------------
                                                  -------------  ------------

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

     h)   DUE FROM AFFILIATES

          The Company charges NYI and Manhattan West for the use of certain employees and laboratory space. NYI and Manhattan West are under the common control of the Company's Chairman. At September 30, 1996 and December 31, 1995, amounts due from Manhattan West for these services amounted to $73,238 and $68,855, respectively.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                    (UNAUDITED)


NOTE 6 -  RELATED PARTY TRANSACTIONS (Cont'd)

     i)   CHAIRMAN'S CAPITAL CONTRIBUTION

          As discussed in Note 4(n) the Company's Chairman waived $146,347 of his base annual salary for the year ended December 31, 1995. Said amount has been recorded as an administrative expense and as a capital contribution for the year ended December 31, 1995 with an increase to additional paid-in-capital.

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

          The Company, through its wholly-owned subsidiary, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) performing long-term contract services for medical research for major domestic and international pharmaceutical firms (ii) designing and producing proprietary neuropsychiatric diagnostic testing equipment, which currently is their Brain Function Monitoring System (BFM) (iii) providing interactive diagnostic testing services and analysis to physicians and hospitals via the telephone, this service is known as TeleMap.

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

          RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

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

          Revenues for the three months ended September 30, 1996 and 1995 amounted to $194,593 and $396,759, respectively. The gross profits for the three months ended September 30, 1996 and 1995 amounted to $50,654 and $211,572, respectively or a net decrease of $160,918. The gross profit percentages for the three months ended September 30, 1996 and 1995 amounted to 26% and 53%, respectively, or a net decrease of 27%.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

          THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 (Cont'd)

          The net reduction of gross profit during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is attributable to the following:

          1. The Company has not entered into any major multi million dollar new long-term contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the year ended December 31, 1994. At the end of 1995 and during the nine months ended September 30, 1996 the Company received $941,000 of new contracts which should be completed during 1996. Revenues from contracts for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 amounted to $133,984 and $193,337, respectively, or a net decrease of $59,353. The decrease in revenues from contracts for the three months ended September 30, 1996 is attributable to the Company commencing work on new contracts entered into during 1996. During the three months ended September 30, 1996 the Company just started work on two new contracts and the majority of the third quarter revenues was from a major contract started in 1994 that is still ongoing. Gross profit from contracts for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 amounted to $66,213 and $40,272, respectively or a net increase of $25,941. The gross profit percentage from contracts for the three months ended September 30, 1996 is 49% as compared to September 30, 1995 which was 32%. The decrease in the gross profit is attributable to a low gross profit contract that dominated the third quarter 1995 contract research division revenues. Of the $193,337 revenues earned during the third quarter 1995, $132,098 is attributable to this low gross profit contract.


               As of September 30, 1996 the Company had a backlog to perform approximately $730,000 of contracts. The Company expects to recognize a minimum of $350,000 of revenues from the backlog during the remaining portion of 1996.

          2. Net sales of BFM Systems for the third quarter of 1996 and 1995 amounted to none and $147,934, respectively, or a net decrease in sales of $147,934. The third quarter of 1995 was the initial start of a new generation of BFM Systems of which the Company believes was well received. Gross profit amounts for the three months ended September 30, 1996 and 1995 were negative $35,856 and $103,554, respectively, or net decrease of $139,410. The negative gross profit for the three months ended September 30, 1996 represents an allocation of overhead to the BFM division. The Company's management believes the lack of sales for the third quarter of 1996 is temporary.

          3. Revenues of the TeleMap division for the three months ended September 30, 1996 and 1995 amounted to $34,933 and $55,488, respectively, or net decrease of $20,555. The gross profit percentages for the three months ended September 30, 1996 and 1995 amounted to 34% and 58%, respectively. The decrease in gross profit for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is attributable to the Company assigning more internal staff to promote sales.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

          THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 (Cont'd)

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

          General and administrative expenses for the three months ended September 30, 1996 were $289,753 as compared to the three months ended September 30, 1995 of $245,632 or an increase of $44,121 or 18%. The increase in general and administrative expenses for the three months ended September 30, 1996 is due to the Company incurring in excess of approximately $38,000 of initial costs for its new subsidiary, Memory Centers of America, Inc. ("MCA"). Further, during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, the Company reduced its administration billings to Manhattan Westchester Medical Services, P.C., a medical practice that is controlled by the Company's Chairman. ("Manhattan Westchester") by $8,503 resulting in the Company absorbing more payroll costs during the September 30, 1996 quarter.

          Research and development costs ("R&D") for the three months ended September 30, 1996 were $26,051 as compared to the three months ended September 30, 1995 of $61,872 or an decrease of $35,872. The decrease in R&D costs is due to the Company assigning more personnel during the third quarter of 1995 to its Oxiracetam feasibility study and BFM Systems projects.

          Interest and deferred financing expenses for the three months ended September 30, 1996 were $45,282 as compared to the three months ended September 30, 1995 of $4,083 or an increase of $41,199. The increase is attributable to the Company charging operations during the second quarter of 1996 for $33,333 for amortization of deferred financing cost resulting from a $200,000 shareholder loan discussed in the liquidity and capital resources section. Additionally, the Company has increased its debt from shareholders which has resulted in increased interest expense of approximately $6,900 during the second and third quarter 1996 as compared to the 1995 period.

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

          Revenues for the nine months ended September 30, 1996 and 1995 amounted to $985,715 and $1,185,637, respectively. The gross profits for the nine months ended September 30, 1996 and 1995 amounted to $497,082 and $792,459, respectively or a net decrease of $295,377.
          The gross profit percentages for the nine months ended September 30, 1996 and 1995 amounted to 50% and 67%, respectively, or a net decrease of 17%.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (Cont'd)

          The net reduction of gross profit during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is attributable to the following:

          1. Revenues from contracts for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 amounted to $611,698 and $622,018, respectively, or a net decrease of $10,320. The decrease in revenues from contracts for the nine months ended September 30, 1996 is attributable to the Company commencing work on new contracts entered into during 1995 and of which work started in the latter part of 1996. Gross profit from contracts for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 amounted to $292,419 and $309,729, respectively or a net decrease of $17,310. The gross profit percentage from contracts for the nine months ended September 30, 1996 is 48% as compared to September 30, 1995 which was 50%. The decrease in the gross profit is attributable to a lower gross profit on contracts in progress during nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. During the first quarter of 1995 the contract research division was working on a major high gross profit contract, which impacted positively on the nine months ended September 30, 1995.

          2. Net sales of BFM Systems for the nine months ended 1996 and 1995 amounted to $232,685 and $388,489, respectively, or a net decrease of $155,804. The gross profit percentage on these sales for the nine months ended September 30, 1996 and 1995 amounted to 61% and 82%, respectively or net decrease of 21%. The second quarter of 1995 started the initial sales of the Company's new generation of BFM Systems. The majority of these 1995 sales were to Beta sites who are utilizing the new systems in worldwide studies being supervised by the contract research division. The Beta site equipment had a cost basis which had been reduced by depreciation in connection with contract revenues of the previous years. This resulted in higher than normal gross profits for the sales of BFM Systems in 1995 due to the cost basis being less than the standard cost basis.

          3. Revenues of the TeleMap division for the nine months ended September 30, 1996 and 1995 amounted to $91,379 and $119,578, respectively, or net decrease of $28,199. The gross profit percentages for the nine months ended September 30, 1996 and 1995 amounted to 47% and 78%, respectively. The decrease in sales for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is attributable to the Company discontinuing business with customers who were previously delinquent in their payments. The Company anticipates a reversal of the decrease in comparative sales of the TeleMap division by year end or the first quarter of 1997. The gross profit decrease for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, is partially the result of the Company absorbing more overhead on less sales and increase in labor costs resulting from the Company's allocation of personnel in connection with further improvement of its high quality controls.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (Cont'd)

          General and administrative expenses for the nine months ended September 30, 1996 were $811,403 as compared to the nine months ended September 30, 1995 of $726,649 or an increase of $84,754 or 12%. The increase in general and administrative expenses for the nine months ended September 30, 1996 is due to the Company incurring in excess of approximately $150,000 of initial costs for its new subsidiary, Memory Centers of America, Inc. ("MCA"). Further during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, the Company reduced its administration billings to Manhattan Westchester Medical Services, P.C., a medical practice that is controlled by the Company's Chairman. ("Manhattan Westchester") by $44,408 resulting in the Company absorbing more payroll costs during the September 30, 1996 period.

          Additionally, during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 the Company reduced the capitalized cost of developing the database and computer system product by $270,433 resulting in additional payroll cost being incurred in general and administrative. Offsetting the above cost increases in general and administrative costs, the Company has reduced its payroll, professional and consulting fees, and has curtailed overseas travel principally in connection with the Company's involvement in a worldwide contract, and marketing of its BFM System, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

          Research and development costs ("R&D") for the nine months ended September 30, 1996 were $71,235 as compared to the nine months ended September 30, 1995 of $136,134 or a decrease of $64,899. The decrease in R&D costs is due to reductions in fixed cost for the R&D department.

          LIQUIDITY AND CAPITAL RESOURCES

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

          At September 30, 1996 and December 31, 1995, the Company had working capital of $66,661 and a working capital deficiency of $6,765, respectively. The $73,426 net increase in working capital for the nine months ended September 30, 1996 is attributable to accounts receivable and deferred financing cost increasing by $557,857. Offsetting this increase in working capital for the nine months ended September 30, 1996 as compared to the year ending December 31, 1995 are increases in stockholders loans of $478,480. The increase in accounts receivable is the result of increased sales by the BFM Division and the contract research division earned revenues exceeding amounts billed. Deferred financing cost of $86,848 is the result of the Company borrowing from a shareholder, a $200,000 interest free loan and as additional consideration, issuing 66,666 shares of restricted common stock, which was valued at 50% of the fair market value on the date of the loan. During February and July 1996 the Company borrowed from Trinity American Corporation ("TAC") $175,000 to supplement its working capital position. During early April 1996 the Company repaid TAC $50,000. Further, the Company borrowed from stockholders during July 1996 an additional $200,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

          LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (Cont'd)

          For the nine months ended September 30, 1996 net cash decreased by $22,029. For the nine months ended September 30, 1996 and 1995, the Company used cash for operations of $664,121 and $239,948, respectively, resulting in increased cash used in operations of $424,173. The net increase for the nine months ended September 30, 1996 is the result of accounts receivables increasing by $290,851 from slow collections of the contract research division receivable and loss from operations increased by $388,983 at September 30, 1996 as compared to the nine months ended September 30, 1995. The net decrease in long-term contract accounts of $339,619 is the result of the Company reducing its backlog of large contracts during the March 31, 1995 quarter. The Company has not replaced these significant high gross profit contracts which has resulted in the Company showing a net loss of $456,967 for the nine months ended September 30, 1996 as compared to net loss of $67,984 for the nine months ended September 30, 1995.


          For the nine months ended September 30, 1996 and 1995 cash used by investing activities mainly in connection with cost incurred for the development of databases and computer system products, amounted to $104,474 and $323,816, respectively, or a net decrease in the use of cash of $219,342. The Company during the three months ended March 31, 1995 received a $34,271 payment from its insurance carrier on an automobile that was destroyed in an accident. During 1996 the Company reduced its payments by $270,433 for database and computer system product development costs as compared to 1995. As noted in the December 31, 1995 Management Discussions and Analysis, future capitalization of computer system product development costs primarily in connection with the BFM system will be substantially reduced during the 1996 period, as compared to 1995 due to the Company completing at the end of 1995 the final programming of its BFM Systems.

          For the nine months ended September 30, 1996 and 1995 cash provided by financing activities amounted to $746,566 and $235,607, respectively. For the nine months ended September 30, 1996 the Company received $400,000 in connection with the sale of 333,333 shares of common stock to investors and borrowed from shareholders approximately $478,000 net of repayments. Furthermore, during the nine months ended
          September 30, 1996 the Company repaid a line of credit which amounted to $50,000. As discussed in Note 4(m) of the September 30, 1996 financial statements, the Company expended $25,046 to register shares of common stock and warrants pursuant to previous contractual obligations with certain stockholders. At September 30, 1996, the Company accrued $11,250 of dividends for Series 1 preferred stock as required under the agreement.

          The Company intends to meet its future cash requirements through earnings from operations, short term borrowings and the sale of stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

          MANAGEMENT'S PLANS

          Since 1991, the Company has conducted a series of research programs and was planning to develop Memory Centers with the Company's largest customer. The data of these studies have now been analyzed and publications were started. These new publications demonstrated the usefulness and the power of the Company's proprietary method (Quantitative Pharmaco-EEG = QPEEG) for this customer. This method, which was developed by the Chairman of the Company, helps to assess the pharmacological effects of drugs on the human central nervous system (CNS), thus helping to establish the bioavailability of a CNS drug and its CNS-effective dose. It predicts the clinical-therapeutic dose of a compound and its possible therapeutic use in different clinical diagnostic conditions. The Company showed that the herbal product of this customer is

          Thus, the Company's largest customer renewed their interest to continue to work with the Company. The Company received a $780,000 new contract from this customer to further analyze the previous data as well as the data of the ongoing depression research. Negotiations suggest that large collaborative studies may be initiated in the near future. Because of this and because of the new private investors' interest, the Company decided to develop Memory Centers by itself.
          The Company has started a new wholly-owned subsidiary, Memory Centers of America, Inc. A pilot project was initiated in the first quarter of 1996 in collaboration with Manhattan Westchester Medical Services, P.C., the Chairman's professional corporation which already has the required equipment and know-how. MCA commenced full operations of the pilot program during the latter part of the second quarter of 1996, and the results of those operations are not meaningful or a significant part of the Company's operations at September 30, 1996.

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

          The Company believes that the new and successful developments in conjunction with the Company's largest customer will not only bring new contracts providing additional cash and revenues, but will also open new doors for substantial revenue-bringing long-term contracts. The Memory Centers should also have a positive impact on the Company's cash flow in the future.

          The funds obtained from the sale of stock in the first nine months of 1996 are now being invested in programs which are expected to generate immediate revenues, such as the Memory Center project and a program for advertising the telephonic services.

          The Company projects another five (5) BFM system sales through its Turkish distributor. An additional 3-6 systems (estimated at approximately $180,000) may be sold to centers who may develop the Alzheimer's program sponsored by an international healthcare organization.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

          MANAGEMENT'S PLANS (Cont'd)

          The Company is trying to obtain a contract pursuant to the Company preparing data and analysis of previous studies which will be the basis for a worldwide Alzheimer's research program, anticipated to be monitored by the Company. The approximate size for the Alzheimer's program is $4 million. If the contract is obtained, it is projected that $500,000 of revenue will be realized in during the first half of 1997.