Form 10QSB/A
period 1996-09-30
NEUROCORP LTD
filed 1996-12-24
CIK 814043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-QSB/A No. 1

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


                                          NeuroCorp. Ltd.
                                       -----------------------------------
                                           (Registrant)

November 20, 1996                         /s/ Turan M. Itil, M.D.
-----------------                      -----------------------------------
     Date                                 By: Turan M. Itil, M.D.
                                          Chief Executive Officer and
                                          Director

                              FORM 10-QSB/A No. 1

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NeuroCorp. Ltd.
                                       -----------------------------------
                                           (Registrant)

December 23, 1996                         /s/ Turan M. Itil, M.D.
-----------------                      -----------------------------------
     Date                                 By: Turan M. Itil, M.D.
                                          Chief Executive Officer and
                                          Director

                     OPTON HANDLER GOTTLIEB FEILER & KATZ

                             52 VANDERBILT AVENUE
                            NEW YORK, NEW YORK 10017
                            TELEPHONE (212) 599-1744
                            TELEPHONE (212) 972-2219


                             DECEMBER 23, 1996



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


       Re:  NEUROCORP, LTD.
            FILE NO. 33-14042-144


Dear Ladies and Gentlemen:

           Enclosed please find Amendment No. 1 to Form 10-QSB for the quarterly period ended September 30, 1996. This Amendment relates only to the Signature Page of the Form 10-QSB which was inadvertently omitted from the original filing.


                                  Very truly yours,



                                  Peter Landau


PL: mdy
Enclosure