Form 10QSB/A
period 1996-09-30
NEUROCORP LTD
filed 1997-02-10
CIK 814043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission File Number: 33-14042-NY

                NeuroCorp, Ltd. (formerly Tamarac Ventures, Ltd.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                             87-0446395
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

150 White Plains Road, Tarrytown, New York                           10591
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (914) 631-3315
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


________________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

This filing on Form 10-QSB/A No. 1 amends the Quarterly Report on Form 10-QSB for the 3 months ended September 30, 1996, of NeuroCorp, Ltd. (the "Company"). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its report on Form 10-QSB for the three months ended September 30, 1996, (the "Form 10-QSB"), as set forth below:

The following items are hereby amended and restated to read in their entirety as they appear in this amendment.

PART 1 - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 10, 1997                By: /s/ Aileen A. Kunitz
                                            ----------------------------------
                                            Vice President and
                                            Chief Financial Officer

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

     Consolidated statements of operations (Unaudited) for the
          three months ended September 30, 1996 and 1995                 F-2

     Consolidated statements of operations (Unaudited) for the
          nine months ended September 30, 1996 and 1995                  F-3

     Consolidated statements of stockholders' equity (Unaudited)
          for the nine months ended September 30, 1996                   F-4

     Consolidated statements of cash flows (Unaudited) for the
          nine months ended September 30, 1996 and 1995                  F-5

     Notes to consolidated financial statements                       F-6 - F-19

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                      F-20 - F-28

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                              September 30,  December 31,
                                                                                  1996          1995
                                                                               -----------   -----------
                                     ASSETS
Current assets:
   Cash                                                                        $   118,490   $   140,519
   Accounts receivable, net of allowance for
    doubtful accounts of $57,556 and $39,920, respectively                       1,187,659       716,650
   Inventory                                                                        34,883        29,985
   Due from affiliates                                                              99,650        88,943
   Prepaid expenses and taxes                                                       34,028        53,314
   Deferred financing cost                                                          86,848          --
   Costs in excess of billings on uncompleted contracts                              1,757        28,833
                                                                               -----------   -----------
      Total current assets                                                       1,563,315     1,058,244
                                                                               -----------   -----------

Equipment and fixtures, net                                                         86,970        81,066
                                                                               -----------   -----------

Other assets:
   Database development costs, net                                               1,285,028     1,312,346
   Computer system product development costs, net                                  527,678       744,536
                                                                               -----------   -----------
   Other                                                                           136,220       133,220
                                                                               -----------   -----------
      Total other assets                                                         1,948,926     2,190,102
                                                                               -----------   -----------

Total assets                                                                   $ 3,599,211   $ 3,329,412
                                                                               ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Demand note - line of credit                                                $      --     $    50,000
   Accounts payable                                                                207,315       152,465
   Accrued expenses                                                                198,969       182,310
   Stockholder notes and loans payable                                             858,861       380,381
   Income taxes payable                                                              1,296         8,293
   Current portion of long-term debt                                                55,840        90,227
   Billings in excess of contract revenues
    on uncompleted contracts                                                       174,373       201,333
                                                                               -----------   -----------
      Total current liabilities                                                  1,496,654     1,065,009
                                                                               -----------   -----------

Long-term liabilities:
   Long-term debt                                                                   18,053        37,734
   Deferred income taxes                                                           309,000       309,000
                                                                               -----------   -----------
      Total liabilities                                                          1,823,707     1,411,743
                                                                               -----------   -----------

Commitments and contingencies (Note 5)                                                --            --

Stockholders' equity:
   Preferred stock authorized 5,000,000 shares issued, as follows:
     Cumulative Preferred stock, class B, series 1, no par value, issued and
      outstanding 150,000 shares, full liquidation value of $150,000               150,000       150,000
     Convertible Preferred stock, class B, series 2, no par value, issued and
      outstanding 250,000 shares, full liquidation value $250,000                  250,000       250,000
   Common stock, $.001 par value, 100,000,000 shares authorized
    7,173,807 and 6,107,141 issued and outstanding, respectively                    46,374        45,307
   Less: discount on common stock                                                  (28,500)      (28,500)
   Additional paid-in capital                                                    1,245,919       738,699
   Contributed capital                                                             100,000       100,000
   Retained earnings                                                                11,711       662,163
                                                                               -----------   -----------
      Total stockholders' equity                                                 1,775,504     1,917,669
                                                                               -----------   -----------

Total liabilities and stockholders' equity                                     $ 3,599,211   $ 3,329,412
                                                                               ===========   ===========

    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                          1996         1995
                                                      ------------   --------


Net sales                                           $   194,593   $   396,759

Cost of sales, including amortization expense
    of $45,300 and $46,110, respectively                143,939       185,187
                                                    -----------   -----------

Gross profit                                             50,654       211,572

Expenses:
  General and administrative expenses                   289,753       245,632
  Research and development                               26,051        61,872
  Cumulative effect of change in estimate (Note 1)      182,235          --
                                                    -----------   -----------

         Total expenses                                 498,039       307,504
                                                    -----------   -----------

Loss from operations                                   (447,385)      (95,932)

Other income (expense):
  Interest income                                         2,587         3,224
  Interest expense                                      (45,282)       (4,083)
                                                    -----------   -----------

Loss before provision (credit) for income taxes        (490,080)      (96,791)

Provision (credit) for income taxes                        --         (16,684)
                                                    -----------   -----------

Net loss                                            $  (490,080)  $   (80,107)
                                                    ===========   ===========

Net loss applicable to common shares                $  (493,830)  $   (80,107)
                                                    ===========   ===========

Loss per common equivalent share:
 Primary:
  Loss before provision for taxes                   $      (.07)  $      (.01)
  Provision (credit) for income taxes                      --           (Nil)
                                                    -----------   -----------
  Net income (loss)                                 $      (.07)  $      (.01)
                                                    ===========   ===========

Net loss applicable to common shares                $      (.07)  $      (.01)
                                                    ===========   ===========

Weighted average number of shares outstanding         7,173,807     5,457,143
                                                    ===========   ===========

    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                       1996           1995
                                                    -----------   -----------
Net sales                                           $   985,715   $ 1,130,085
                                                                  -----------

Cost of sales, including amortization expense
    of $135,900 and $136,131, respectively              488,633       393,178
                                                    -----------   -----------

Gross profit                                            497,082       736,907
                                                                  -----------

Expenses:
  General and administrative expenses                   811,403       673,097
                                                                  -----------
  Research and development                               71,235       136,134
  Cumulative effect of change in estimate (Note 1)      182,235          --
                                                    -----------   -----------

         Total expenses                               1,064,873       809,231
                                                    -----------   -----------

Loss from operations                                   (567,791)      (72,324)

Other income (expense):
         Gain on disposal of vehicle                       --          31,280
         Interest income                                  8,527        11,037
         Interest expense                               (79,938)      (12,257)
                                                    -----------   -----------

Loss before provision for income taxes                 (639,202)      (42,264)

Provision for income taxes                                 --          25,720
                                                    -----------   -----------

Net loss                                            $  (639,202)  $   (67,984)
                                                    ===========   ===========

Net loss applicable to common shares                $  (650,452)  $   (67,984)
                                                    ===========   ===========

Loss per common equivalent share:
 Primary:
         Loss before provision for taxes            $      (.09)  $      (.01)
         Provision for income taxes                        --             Nil
                                                    -----------   -----------
         Net loss                                   $      (.09)  $      (.01
                                                    ===========   ===========

Net loss applicable to common shares                $      (.10)  $      (.01)
                                                    ===========   ===========

Weighted average number of shares outstanding         6,924,548     5,434,920
                                                    ===========   ===========

    See accompanying notes to consolidated financial statements (Unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        (Formerly Tamarac Ventures, Ltd.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                           Preferred Stock Class B                             Additional
                                       Series 1           Series 2          Common Stock         Paid-in   Contributed   Retained
                                   Shares    Amount   Shares    Amount    Shares     Amount      Capital     Capital     Earnings
                                   -------  --------  -------  --------  ----------  --------   ----------  ---------   ---------
Balance at
 December 31, 1995                 150,000  $150,000  250,000  $250,000   6,107,141  $ 16,807   $  738,699  $ 100,000   $ 662,163

Sale of common stock                  --        --       --        --     1,000,000     1,000      399,000       --          --

Cost associated with the
registration for selling
shareholders and warrantholders       --        --       --        --          --     (25,046)        --         --       (25,046)

Issuance of 66,666 shares
of common stock in lieu of
deferred financing cost
for a loan                            --        --       --        --        66,666        67      133,266       --          --

Accrued preferred stock
 dividend                             --        --       --        --          --        --           --         --       (11,250)

Net loss for the nine months
 ended September 30, 1996             --        --       --        --          --        --           --     (639,202)   (639,202)
                                   -------  --------  -------  --------  ----------  --------   ----------  ---------   ---------

Balance at September 30, 1996      150,000  $150,000  250,000  $250,000  $7,173,807  $ 17,847   $1,245,919  $ 100,000   $  11,711
                                   =======  ========  ========  ========  =========   ========  ==========   =========   ==========

                                        Total
                                    Stockholders'
                                        Equity
                                    -------------
Balance at
 December 31, 1995                   $ 1,917,669

Sale of common stock                     400,000

Cost associated with the
registration for selling
shareholders and warrantholders)

Issuance of 66,666 shares
of common stock in lieu of
deferred financing cost
for a loan                               133,333

Accrued preferred stock
 dividend                               (11,250)

Net loss for the nine months
 ended September 30, 1996 -
                                     -----------

Balance at September 30, 1996        $ 1,775,504
                                     ===========


    See accompanying notes to consolidated financial statements (Unaudited).

                              NEUROCORP, LTD. AND SUBSIDIARIES
                              (Formerly Tamarac Ventures, Ltd.)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         (UNAUDITED)

                                                            1996        1995
                                                          ---------   ---------
Cash flows for operating activities:
   Loss from operations                                   $(639,202)  $ (67,984)
  Adjustments to reconcile net (loss) to net cash
    provided by (used for) operating activities:
   Depreciation and amortization                            160,311     171,327
   Cumulative effect of change in estimate                  182,235        --
   Amortization of deferred financing costs                  46,485        --
   Deferred income taxes                                       --        40,000
   Gain on disposal of vehicle                                 --       (31,280)
   Reclassification of net equipment to operations             --         9,193
  Changes in operating assets and liabilities:
   Accounts receivable                                     (471,009)   (180,158)
   Inventory                                                 (4,898)     (8,613)
   Due from affiliates                                      (10,707)    (35,907)
   Prepaid expenses and taxes                                19,286       1,725
   Cost in excess of billings on uncompleted contracts       27,076     103,278
   Accounts payable                                          54,850      66,689
   Accrued expenses                                           5,409     169,178
   Income taxes payable                                      (6,997)    (34,383)
   Customer deposits                                           --
   Billings in excess of contract revenues
     on uncompleted contracts                               (26,960)   (443,013)
                                                          ---------   ---------

Net cash flows used for operating activities               (664,121)   (239,948)
                                                          ---------   ---------

Cash flows from investing activities:
   Purchase of equipment and fixtures                       (28,365)    (13,695)
   Database development costs capitalized                   (71,682)   (198,157)
   Patent cost capitalized                                   (2,150)       --
   Computer system development costs capitalized             (2,277)   (146,235)
   Proceeds from insurance on vehicle                          --        34,271
                                                          ---------   ---------

Net cash flows used for investing activities               (104,474)   (323,816)
                                                          ---------   ---------

Cash flows from financing activities:
   Employee loans and advances                               (2,800)       --
   (Repayments to) proceeds from demand note
     - line of credit                                       (50,000)     50,000
   Repayment of stockholders loans                          (96,520)       --
   Proceed from stockholders loans                          575,000     140,225
   Principal payments on long-term debt                     (54,068)    (54,618)
   Offering costs incurred                                  (25,046)       --
   Proceeds from sale of common stock                       400,000     100,000
                                                          ---------   ---------

Net cash flows provided by financing activities             746,566     235,607
                                                          ---------   ---------

Net decrease in cash                                        (22,029)   (328,157)

Cash at beginning of period                                 140,519     336,505
                                                          ---------   ---------

Cash at end of period                                     $ 118,490   $   8,348
                                                          =========   =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                             $  11,691   $   9,336
                                                          =========   =========
     Income taxes                                         $   8,526   $   4,353
                                                          =========   =========

Schedule of non-cash investing and financing activities:
   Issuance of restricted 66,666 shares of common stock
    for deferred financing cost associated with a loan    $ 133,333   $    --
                                                          =========   =========
   Accrued dividends on Series 1 Preferred Stock          $  11,250   $    --
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

            The Company, through its wholly-owned subsidiary, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) performing long-term contract services for medical research for major domestic and international pharmaceutical firms (ii) designing and producing proprietary neuropsychiatric diagnostic testing equipment, currently known as Brain Function Monitoring (BFM) system
            (iii) providing interactive diagnostic testing services and analysis to physicians and hospitals via the telephone, through HZI's subsidiary, TeleMap, Inc. ("TeleMap").

            In January 1996, the Company created a new wholly-owned subsidiary Memory Centers of America, Inc. ("MC Inc."). MC Inc. will provide therapeutic services to people who suffer from memory impairment. MC Inc. began its pilot operation's at the end of the second quarter of 1996.

            The Company conducts its operations in Tarrytown, New York. The Company's revenues consist of a concentration of significant long-term contracts, thus leading to a limited number of customers comprising a significant percentage of revenues. See Note 5(b) for additional information.

            The unaudited interim financial statements for the nine months ended September 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three and nine months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1995, included in Form 10- KSB filed with the Securities and Exchange Commission.

                       NEUROCORP, LTD. AND SUBSIDIARIES
                       (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 - GENERAL (Cont'd)

            On September 30, 1996, the Company revised its estimated useful life for computer system product development costs from 17 years to 7 years. This change was made to better reflect the estimated period during which such assets will remain in service. The cumulative effect of this change in estimate amounting to $182,235 or $.03 per share, was a charge to operations during the third quarter 1996.

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

NOTE 3 - LONG-TERM DEBT

            Long-term debt consists of the following at:

                                                     September 30,  December 31,
                                                         1996           1995
                                                     ------------   ------------
            Note payable due in thirty-six (36)
             monthly installments of $6,175
             including interest at prime plus 1%
             per annum due April 1997. The note is
             collateralized by equipment,
             receivables and general intangible
             assets and has been personally
             guaranteed by certain officers.             $48,636     $ 97,715

            Note payable due in forty-eight (48)
             monthly installments of $768
             including interest at 9.5% per annum
             due November 1999. The note is
             collateralized by a Company vehicle.         25,257       30,246
                                                       ---------    ---------
                                                          73,893      127,961

             Less: current portion                        55,840       90,227
                                                       ---------    ---------

             Long-term portion                         $  18,053    $  37,734
                                                       =========    =========

            Long-term debt matures as follows:
                                                                    Year ended
                                                                   December 31,
                                                                       1995
                                                                   ------------
                             1996                                   $  90,227
                             1997                                      21,587
                             1998                                       8,073
                             1999                                       8,074
                                                                    ---------
                                                                    $ 127,961

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

        b)  Discount on common stock

            On April 30, 1987, 600,000 shares (30,000,000 shares pre-split) of common stock, par value $.001, were issued at $.00005 per share for total consideration of $1,500, or a discount of $28,500. According to Nevada counsel, the laws of the State of Nevada provide for a discount on original issue capital stock whether or not that stock carries a par value so long as the action is ratified by the Board of Directors and is otherwise in compliance with applicable laws. These shares are deemed to be fully paid and non-assessable, even though issued below par.

        c)  Initial public offering

            On September 28, 1987, the Company completed its public offering of 80,000 units (4,000,000 units pre-split) at $.05 per unit resulting in net proceeds of $178,509. Each unit consisted of one (1) share of common stock, $.001 par, and one (1) common stock purchase warrant. The warrants expired unexercised thirty-nine months after the effective date of the offering.

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

            In January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively and the expiration dates were extended to June 30, 1997. As described in
            Note 4(m), in February 1996 the Company filed with the SEC to register these warrants.

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

            On November 23, 1994 TAC contributed $400,000 to the Company's capital account with no further issuance of common stock. In December 1994, the Company and TAC reached an agreement whereby in consideration for the $400,000 paid on November 23, 1994 two classes of preferred stock were issued to TAC. The first class of 150,000 shares of cumulative non-convertible preferred stock class B, series 1, no par value has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. The number of shares of stock to be issued when dividends are paid in stock is based on the average closing bid price of the stock 30 consecutive days prior to the date the dividend becomes payable. At September 30, 1996, the Company has accrued a dividend of $11,250 related to this preferred stock based upon an anticipated cash payment in the future. Further, the Company may redeem such shares at any time for $3 per share.

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

            In December 1995, the Company granted a consultant a non-qualified stock option to purchase 50,000 shares of common stock at $.01 per share. The underlying common shares related to the stock option are restricted. At the date of grant the Company recorded a consulting fee of $16,875 based upon the fair value of the stock option on that date. On November 6, 1996 the Company cancelled the option agreement granted to the consultant, and issued 50,000 shares of the Company's common stock.

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

NOTE 4 - STOCKHOLDERS' EQUITY (Cont'd)

        k)  Issuance of common stock as consideration for loans (Cont'd)

            ii) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants (See Note 4f), whichever comes first. As additional consideration the Company issued 66,666 shares of restrictive common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair market value on May 24, 1996 the date of transaction. The Company recorded deferred financing cost and increased stockholders' equity by $133,333, respectively for this transaction. The deferred financing cost is being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. See Note 6c. Further, the Company has agreed to register said shares. See Note 4m.

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

            A schedule of future minimum rental payments at December 31, 1995 is as follows:

            Year ended December 31,

            1996                                       $ 110,490
            1997                                          92,557
            1998                                          77,868
                                                       ---------
                                                       $ 280,915

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES (cont')

        c)  Employment Agreements (Cont'd)

            1) (Cont'd)

                For the year ended December 31, 1995 the Company's Chairman waived $146,347, of his base annual salary. Said salary amount was recorded as an administrative expense and as an increase to additional paid-in-capital. Additionally, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement for said year. See Note 4(n)

            2) On December 7, 1994, the Company entered into an employment agreement with its Executive Vice President providing for a base salary of $100,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides that on January 1 of each year the Executive Vice President shall be entitled to a 10% salary increase and an annual bonus equal to at least fifty percent (50%) of his base salary subject to the Board of Directors approval. If the employee is terminated within the contract period due to the change in control of the Company as defined in the Securities Exchange Act of 1934, under Sections 13(d) and 14(d), said Executive Vice President shall be entitled to a lump sum payment equal to five (5) time his gross annual compensation, in effect at date of termination. Additionally, for the three year period after the date of termination, the Company is obligated to provide the employee with life and health insurance benefits substantially similar to those which the Executive Vice President was receiving prior to the date of termination.

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

NOTE 6 - RELATED PARTY TRANSACTIONS (Cont'd)

        b)  Services provided by affiliates

            HZI subcontracts to NYI, a not-for-profit entity under the control of the Company's shareholder's, a material amount of its patient testing performed in connection with its long term contracts. NYI is treated as a subsidiary of the Company and is included in the consolidation. Expenses incurred with NYI for the nine months ended September 30, 1996 and 1995 were $0 and $40,715, respectively. The net payable due NYI at September 30, 1996 and at December 31, 1995 amounted to $0 and $37,583, respectively. The above transactions between HZI and NYI have been eliminated in the consolidated financial statements.

            During 1994 HZI and Manhattan West entered into an arrangement whereby Manhattan West would provide medical consulting services to HZI's TeleMap business. This arrangement was discontinued during 1995 and is now being performed by the Company's personnel. Services provided by Manhattan West to HZI for the nine months ended September 30, 1995 amounted to approximately $5,000.

        c)  Stockholder notes and loans
                                                     September 30,  December 31,
                                                         1996          1995
                                                      ---------     ---------
             Non-interest bearing loans and payables
              (See i below)                            $108,861     $ 155,381

             Notes payable bearing an interest of
              7.5% to 10% (See ii below)                550,000       225,000

             Non-interest bearing loan payable
              (See iii below)                           200,000          --
                                                      ---------     ---------
                                                      $ 858,861     $ 380,381
                                                      =========     =========

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

                On July 16, 1996 the Company entered into two loan agreements with two unrelated shareholders. Each loan was for $100,000 and bear interest at 9% per annum and is due within one (1) year, or from the proceeds of the Company's securities including the exercise of Class B and C Warrants.

                At September 30, 1996 and December 31, 1995, accrued interest related to such notes and loans amounted to $26,643 and $6,598, respectively, and is included in accrued expenses.

                       NEUROCORP, LTD. AND SUBSIDIARIES
                       (Formerly Tamarac Ventures, Ltd.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS (Cont'd)

           c)   Stockholder notes and loans (Cont'd)

           iii) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, (Note 4f) whichever comes first. As additional consideration the Company issued 66,666 shares of restrictive common stock. The Company issued and has valued the common stock at $133,333 or fifty percent (50%) of the fair market value on May 24, 1996 the date of the transaction. The Company recorded deferred financing cost and increased stockholders equity by $133,333 for this transaction. The deferred financing cost are being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. Further, the Company has agreed to register said shares. See Note 4(m).

        d)  Due from affiliates

            Due from affiliates represent amounts due to HZI which are unsecured demand obligations amounting to the following:

                                                September 30,       December 31,
                                                    1996               1995
                                                 ---------          ---------
            Due from Manhattan West              $  78,356          $  68,855
            Academia                                21,294             20,088
                                                 ---------          ---------

                                                 $  99,650          $  88,943
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

NOTE 6 - RELATED PARTY TRANSACTIONS (Cont'd)

        g)  Capital contribution

            In December 1995, the Company sold 1,000,000 shares of common stock to four unrelated investors for $250,000. As a condition of the sale the Company's Chairman agreed to contribute 400,000 shares of the Company's common stock owned by him to the Company and to then have them cancelled by the Company. The Company has accounted for this as a $100,000 contribution of capital based upon the fair value of the stock at the date of contribution. The Company agreed to file a registration statement in February 1996 as one of the conditions of the sale, see Note 4(m).

        h)  Due from affiliates

            The Company charges NYI and Manhattan West for the use of certain employees and laboratory space. NYI and Manhattan West are under the common control of the Company's Chairman. At September 30, 1996 and December 31, 1995, amounts due from Manhattan West for these services amounted to $73,238 and $68,855, respectively.

        i)  Chairman's capital contribution

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

             The Company, through its wholly-owed subsidiary, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) the contract division performs contract medical research services (principally conducting clinical trials which included Phase I proprietary quantitative electroencephalogram ("EEG") studies) for health agencies, contract research organizations and pharmaceutical companies (ii) designing and subcontracting the manufacturing of proprietary neuropsychiatric diagnostic testing software and equipment, which currently is their Brain Function Monitoring Systems(R) and (BFM) and (iii) providing interactive diagnostic testing services and analysis to physicians and hospitals via the telephone, the service is known as TeleMap (R).

             In January 1996, the Company created a new wholly-owned subsidiary Memory Centers of America, Inc. ("MC Inc."). MC Inc. will provide therapeutic services to people who suffer from memory impairment. MC Inc. began full operation's of the pilot program at the end of the second quarter of 1996, and is currently not a significant business segment of the Company.

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

             2. Net sales of BFM Systems for the third quarter of 1996 and 1995 amounted to none and $147,934, respectively, or a net decrease in sales of $147,934. The third quarter of 1995 was the initial start of a new generation of BFM Systems of which the Company believes was well received. Gross profit amounts for the three months ended September 30, 1996 and 1995 were negative $35,856 and $103,554, respectively, or net decrease of $139,410. The negative gross profit for the three months ended September 30, 1996 represents fixed overhead costs of the BFM division. The Company's management believes the lack of sales for the third quarter of 1996 is temporary.

             3. Revenues of the TeleMap division for the three months ended
                September 30, 1996 and 1995 amounted to $34,933 and $55,488, respectively, or net decrease of $20,555. The gross profit percentages for the three months ended September 30, 1996 and 1995 amounted to 34% and 58%, respectively. The decrease in gross profit for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is attributable to the Company absorbing more fixed overhead costs on less sales and increase in labor costs resulting from the Company assigning additional internal staff to further improve the quality control division.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

             Three months ended September 30, 1996 as compared to the three months ended September 30, 1995 (Cont'd)

             4. Pilot memory centers revenues for the three months ended
                September 30, 1996 amounted to $25,676. These revenues were derived from patients participating in the Company's pilot program.

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

             General and administrative expenses for the three months ended September 30, 1996 were $289,753 as compared to the three months ended September 30, 1995 of $245,632 or an increase of $44,121 or 18%. The increase in general and administrative expenses for the three months ended September 30, 1996 is due to the Company incurring in excess of approximately $38,000 of initial costs for its new subsidiary, Memory Centers of America, Inc. ("MC Inc."). Further, during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, the Company reduced its administration billings to Manhattan Westchester Medical Services, P.C., a medical practice that is controlled by the Company's Chairman. ("Manhattan Westchester") by $8,503 resulting in the Company absorbing more payroll costs during the September 30, 1996 quarter. The reduction in administration billings to Manhattan Westchester is the result of Manhattan Westchester decline in operations, therefore, service provided by HZI personnel were not required. The Company elected to maintain some personnel that were formally billed to Manhattan Westchester to be utilized in other parts of the Company's operations.

             Research and development costs ("R&D") for the three months ended September 30, 1996 were $26,051 as compared to the three months ended September 30, 1995 of $61,872 or a decrease of $35,872. The decrease in R&D costs is due to reductions in fixed cost for the R&D department. At the end of 1995, Management relocated its research facility to its main operating division at HZI. The Company relocated its research facility in order to enhance communications between operational and research personnel and to lower fixed costs, such as rent, depreciation and other associated fixed costs. Management believes this will have a positive impact in the future. The Company plans on maintaining the same level of Research and Development, however, with a lower fixed costs associated therewith.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            Three months ended September 30, 1996 as compared to the three months ended September 30, 1995 (Cont'd)

            At September 30, 1996 the Company revised its estimate of the useful life of the software development cots from 17 years to 7 years. This change was made to better reflect the estimated period during which such assets will remain in service. The resulting effect was a one time, non-cash charge to operations amounting to $182,235.

            The Company's loss for the three months ended September 30, 1996, amounting to $490,080, is not representative of what is expected in the future. See table on page F- 25.

            Nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995

            Revenues for the nine months ended September 30, 1996 and 1995 amounted to $985,715 and $1,130,085, respectively. The gross profits for the nine months ended September 30, 1996 and 1995 amounted to $497,082 and $736,907, respectively or a net decrease of $239,825. The gross profit percentages for the nine months ended September 30, 1996 and 1995 amounted to 50% and 65%, respectively, or a net decrease of 15%.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            Nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 (Cont'd)

            3. Revenues of the TeleMap division for the nine months ended
               September 30, 1996 and 1995 amounted to $91,379 and $119,578, respectively, or net decrease of $28,199. The gross profit percentages for the nine months ended September 30, 1996 and 1995 amounted to 47% and 78%, respectively. The decrease in sales for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is attributable to the Company discontinuing business with customers who were previously delinquent in their payments. The gross profit decrease for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, is partially the result of the Company absorbing more fixed overhead costs allocated to cost of revenues on less sales and increase in labor costs resulting from the Company's assigning additional personnel in further improvement of its quality controls.

            4. Pilot Memory Centers revenues for the nine months ended September
               30, 1996 amounted to $49,952. These revenues were derived from patients participating in the Company's pilot program.

            General and administrative expenses for the nine months ended September 30, 1996 were $811,403 as compared to the nine months ended September 30, 1995 of $673,097 or an increase of $138,306 or 21%. The increase in general and administrative expenses for the nine months ended September 30, 1996 is due to the Company incurring in excess of approximately $150,000 of initial costs for its new subsidiary, Memory Centers of America, Inc. ("MC Inc."). Further during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, the Company reduced its administration billings to Manhattan Westchester Medical Services, P.C., a medical practice that is controlled by the Company's Chairman. ("Manhattan Westchester") by $44,408 resulting in the Company absorbing more payroll costs during the September 30, 1996 period.The reduction in administration billings to Manhattan Westchester is the result of Manhattan Westchester decline in operations, therefore, service provided by HZI personnel were not required. The Company elected to maintain some personnel that were formally billed to Manhattan Westchester to be utilized in other parts of the company's operations.

            Research and development costs ("R&D") for the nine months ended September 30, 1996 were $71,235 as compared to the nine months ended September 30, 1995 of $136,134 or a decrease of $64,899. The decrease in R&D costs is due to reductions in fixed cost for the R&D department. At the end of 1995, Management relocated its research facility to its main operating division at HZI. The Company relocated its research facility in order to enhance communications between operational and research personnel and to lower fixed costs, such as rent, depreciation and other associated fixed costs. Management believes this will have a positive impact in the future. The Company plans on maintaining the same level of Research and Development, however, with a lower fixed costs associated therewith.

            Commencing July 19, 1995 and through September 30, 1996, the Company borrowed approximately $700,000 net of repayments from their shareholders and their affiliates. These loans were used principally to finance losses from operations. As a result of these additional borrowings, interest expense for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 increased by $67,681.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

            Nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 (Cont'd)

            At September 30, 1996 the company revised its estimate of the useful life of the software development costs from 17 years to 7 years. This change was made to better reflect the estimated period during which such assets will remain in service. The resulting effect was a one time, non-cash charge to operations amounting to $182,235.

            The Company's loss at September 30, 1996, amounting to $639,202, is not representative of what is expected i the future. The following factors should be taken into account in computing the company's net loss at such date:

              Net loss at as of September 30, 1996                    $(639,202)

              Add back:  Cumulative effect in change in estimate        182,235
              Add back:  Research and development costs
                          (discretionary costs)                          71,235
              Add back:  Development stage cost for Memory Centers
                          of America                                    150,000
                                                                      ---------
              Adjusted loss without future increase in sales          $(155,794)
                                                                      =========

              LIQUIDITY AND CAPITAL RESOURCES

              Nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995

              At September 30, 1996 and December 31, 1995, the Company had working capital of $66,661 and a working capital deficiency of $6,765, respectively. The $73,426 net increase in working capital for the nine months ended September 30, 1996 is attributable to accounts receivable and deferred financing cost increasing by $557,857. Offsetting this increase in working capital for the nine months ended September 30, 1996 as compared to the year ending December 31, 1995 are increases in stockholders loans of $478,480. The increase in accounts receivable is the result of the contract research division earned revenues exceeding amounts billed. Deferred financing cost of $86,848 is the result of the Company borrowing from a shareholder, a $200,000 interest free loan and as additional consideration, issuing 66,666 shares of restricted common stock, which was valued at 50% of the fair market value on the date of the loan. During February and July 1996 the Company borrowed from Trinity American Corporation ("TAC") $175,000 to supplement its working capital position. During early April 1996 the Company repaid TAC $50,000. Further, the Company borrowed from stockholders during July 1996 an additional $200,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

              LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

              Nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 (Cont'd)

              For the nine months ended September 30, 1996 net cash decreased by $22,029. For the nine months ended September 30, 1996 and 1995, the Company used cash for operations of $664,121 and $239,948, respectively, resulting in increased cash used in operations of $424,173. The net increase for the nine months ended September 30, 1996 is the result of accounts receivables increasing by $290,851 from slow collections of the contract research division receivable and loss from operations increased by $388,983 net of the cumulative effect of the change in estimate of the useful lives of the software development costs amounting to $182,235, previously discussed, at September 30, 1996 as compared to the nine months ended September 30, 1995. The net decrease in long-term contract accounts (cost in excess of billings on uncompleted contracts and billings in excess of contract revenues on uncompleted contracts) of $339,619 is the result of the Company reducing its backlog of large contracts during the March 31, 1995 quarter. As of September 30, 1996 the Company had a backlog to perform approximately $730,000 of contracts. The contract research division during the current year has performed significant work for a major foreign customer, resulting in a large increase in their accounts receivable. In accordance with the contract, a significant portion of the receivable will be paid by this customer upon completion of the statistical report. The Company intends to complete this report prior to year end which will result in collections of the September 1996 receivables of approximately $300,000. The Company has not replaced these significant high gross profit contracts which has resulted in the Company showing a net loss of $639,202 inclusive of a cumulative effect of change in estimate amounting to $182,235 for the nine months ended September 30, 1996 as compared to net loss of $67,984 for the nine months ended September 30, 1995.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

              LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

              Nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 (Cont'd)

              For the nine months ended September 30, 1996 and 1995 cash provided by financing activities amounted to $746,566 and $235,607, respectively. For the nine months ended September 30, 1996 the Company received $400,000 in connection with the sale of 1,000,000 shares of common stock to investors and borrowed from shareholders approximately $478,000 net of repayments. Furthermore, during the nine months ended September 30, 1996 the Company repaid a line of credit which amounted to $50,000. As discussed in Note 4(m) of the September 30, 1996 financial statements, the Company expended $25,046 to register shares of common stock and warrants pursuant to previous contractual obligations with certain stockholders. At September 30, 1996, the Company accrued $11,250 of dividends for Series 1 preferred stock as required under the agreement.

              MANAGEMENT'S PLANS

              Since 1974, the Company has conducted a series of research programs on memory-enhancing drugs. Since 1991 Company was planning to develop Memory Centers with the Company's customer whose "anti-dementia" product was tested by the Company in recent years. The data of these studies have now been analyzed and publications are in process. The data from these studies demonstrated the usefulness and the power of the Company's proprietary method (Quantitative Pharmaco-EEG) for dementia drugs. This method, which was developed by the Chairman of the company, helps to assess the pharmacological effects of drugs on the human central nervous system (CNS), thus helping to establish the bioavailability of a CNS drug and its CNS-effective dose. It predicts the clinical-therapeutic dose of a compound and its possible therapeutic use in different clinical diagnostic conditions. The Company showed and reported in a scientific periodical that a double doe of the herbal product of this customer has more CNS effects, thus, shall be more therapeutically effective than that of the marketed dose. This has resulted in the company's largest customer renewing interest in this study and continuing to work with the Company. The Company received a new contract valued at $780,000 from this customer to further analyze the previous data as well as the data of the ongoing depression research. The Company believes that the new and successful developments in conjuction with the company's largest customer will not only bring new contracts providing additional cash and revenues, but will also open new doors for substantial revenue-bring long-term contracts. This customer has also promised to offer 1-2 CNS-effective drugs for further development and license for marketing. The Memory Centers (TM) should also have a positive impact on the company's cash flow in the future. The Company, during the fourth quarter of 1996, also obtained a new contract ($140,000) from a U.S. pharmaceutical company to conduct a QPEEG study to establish a side-effect-free dose. Negotiations suggest that large collaborative studies may be initiated in the near future. Because of this and because of the new private investors' interest, the Company decided to develop Memory Centers
              (TM) by itself. The company has started a new wholly-owed subsidiary, Memory Centers of America, Inc. (TM). A pilot project was initiated during the first quarter of 1996 in collaboration with Manhattan-Westchester Medical Services, P.C., a corporation which is controlled by the Company's Chairman and also has the required equipment, space, staff, and professional expertise.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

              MANAGEMENT'S PLANS (Cont'd)

              MC, Inc. commenced full operations of the pilot program during the latter part of the second quarter of 1996. The revenue of those operations are not yet a significant part of the company's operations at September 30, 1996; however, the pilot centers have demonstrated the need for such services. Payments from third parties for such services have confirmed the acceptance of the Company's Memory Center services. The majority of the Tele-Neuro-Psychiatry (TM) System required for each of the Memory Centers, which includes: (i) Clinical tele-neuro-psychiatry software programs; (ii) neuropsychological and cognitive rehabilitation testing and reporting software packages; (iii) digital EEG and Evoked Potential transmission software and hardware systems. The development of prototype systems has been completed during 1996. These software and hardware systems are an integral part of the Memory Centers (TM) and because of these proprietary systems, Memory Centers are expected to generate significant revenues.

              The company has developed protocols for an Alzheimer's research program and a Teleneuropsychiatry developmental program to be conducted worldwide under the sponsorship of an international health agency. The Company has been negotiating with several major pharmaceutical manufacturers to support this program. The budget for this program will be $4 to $8 million, and the Company expects to monitor this program. The Company also invested in a feasibility study to develop an Alzheimer's drug (oxiracetam). As a result, the Company is negotiating for a license to develop and market oxiracetam.

              The Company is trying to obtain a contract pursuant to the Company preparing data and analysis of previous studies which will be the basis for a U.S. Alzheimer's research program. If the contract is obtained, it is projected that $500,000 of revenue will be realized during the first half of 1997.

              The Company obtained a $140,000 QPEEG contract from a U.S. pharmaceutical company. If this project can provide a dose range which has clinically expected effects, without side effects, the Company anticipated further contracts from this organization.

              The Company has developed its own Web Site page on the World Wide Web and intends to offer and provide data base services to interested parties for psychotropic drug research and development.

              The funds obtained from the sale of stock in the first nine months of 1996 were invested in development of programs which are expected to generate immediate revenues, such as the Memory Center project and a program for advertising the telephonic services.

              The Company projects another five (5) BFM system software sales through its Turkish distributor valued at $75,000 within the next six months. An additional 3-6 systems (estimated at approximately $180,000) may be sold to centers who may develop the Alzheimer's program sponsored by an international health care organization during 1997.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

              MANAGEMENT'S PLANS (Cont'd)

              The Company intends to meet its future cash requirements through earnings from operations based on its current backlog amounting to $730,000 at September 30, 1996, potential future contracts, currently under negotiations and the $2,000,000 received during December 1996 as a result of selling 550,020 units in a private placement. Each unit consisted of one share of Common Stock, and two warrants, each entitling the holder to purchase one additional share of Common Stock.