Form 10KSB
period 1996-12-31
NEUROCORP LTD
filed 1997-04-16
CIK 814043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 33-2205-D

                                 NEUROCORP, LTD.
                 (Name of small business issuer in its charter)

           Nevada                                      87-0446395
-------------------------------            ------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

150 White Plains Road, Tarrytown, New York              10591
------------------------------------------              -----
(Address of Principal Executive Offices)              (Zip Code)

Registrants Telephone Number, including area code:    (914) 631-3316

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrants revenues for its most recent fiscal year: $ 1,068,891

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 27, 1997 was $ 36,723,894 based on the average bid and asked price on that date.

ITEM 1. BUSINESS

History

      NeuroCorp., Ltd., formerly known as Tamarac Ventures, Ltd. (the "Company"), was incorporated in the State of Nevada on March 18, 1987 and completed an initial public offering in September, 1987. At the time of its initial public offering, the Company had no specific business plan, but was instead a "blind pool" wherein the Company's securities were sold to the public to provide the Company with net proceeds of approximately $ 178,000 capital to be used to purchase the unknown existing businesses or to acquire the unknown existing assets to establish a subsidiary business or businesses.

      Management had, since the completion of its initial public offering, endeavored to locate an appropriate acquisition or merger candidate. In this regard, management had, on two occasions prior to its acquisition of HZI, entered into negotiations for an acquisition by the Company of, or merger of the Company into, a business identified by management as suitable for the Company's objectives. In 1988, control of the Company was transferred to new management in connection with the attempted sale by the Company's principal shareholder of his shares of the Company's common stock to a group of individuals who represented to the Company that they would subsequently merge the Company into and with a number of active foreign corporations. However, shortly thereafter the Company's founders ascertained that these individuals had converted substantially all of the Company's liquid assets to their own use and had otherwise committed various frauds against the Company and its shareholders. Thereafter, the shares sold by the Company's principal shareholder were returned to him, management sought and regained control of the Company, and the Company commenced litigation to recover the Company's lost assets. The litigation commenced by Summons and Complaint dated March 29, 1989 and filed in the U.S. District Court for the Southern District of New York was dismissed by Order of the Court dated May 1, 1990.

      A second attempted transaction took place in 1989. The terms of this transaction included the placement into escrow of all of the shares of the Company's common stock owned by its principal shareholder (representing a controlling portion of the Company's issued and Outstanding common stock) and an undertaking on the part of the new "control group" to pursue the litigation referred to herein. This transaction was never consummated due to the failure of the new "control group" to fully pay for the escrowed shares or to pursue the litigation. Consequently, the escrowed shares were returned to the original shareholder, and control of the Company was returned, and remained in the hands of the original management.

      As a result of the loss of substantially all of the Company's liquid assets, and the expenditure of the remainder of its assets in pursuit of the litigation referred to above, the Company was not able to pursue other acquisition or merger candidates during the pendency of the litigation, and consequently was not able to engage in any business whatsoever. As noted above the litigation was dismissed by an Order of the court dated May 1, 1990.

Recent Developments

      On October 25, 1994, the Company issued to Trinity American Corporation, a Nevada Corporation ("Trinity"), 120,000 post-split shares of the Company's Common Stock in consideration of Trinity's identifying HZI Research Center, Inc. ("HZI") as a potential acquisition candidate for the Company. Previously, on March 24, 1994, HZI received a bridge loan from Trinity in the principal amount of $ 75,000. It was subsequently agreed pursuant to the March 24, 1994 agreement that HZI shall have no responsibility for the repayment of such bridge loan, because certain financing was not timely arranged by Trinity. On November 23, 1994, Trinity contributed $ 400,000 to the Company's capital account and in December 1994, two classes of preferred stock were issued to Trinity. See "Certain Transactions" and Note 10 of "Notes to the Company's Consolidated Financial Statements".

      On November 23, 1994, the Company acquired all of the issued and outstanding shares of HZI Research Center Inc. ("HZI") for 4,600,000 shares of the Company's common stock (after giving effect to a one for fifty share combination, or "reverse split"), whereby the Company's name was changed to "NeuroCorp, Ltd." and the sole officer and director of the Company resigned and was replaced by the management of HZI. HZI is a New York corporation, founded in 1974 by Turan M. Itil, M.D., its Chairman and a principal shareholder. The Company changed its fiscal year from September 30 to December 31 so as to conform to HZI's fiscal year.

      In December 1996 the Company sold an aggregate of 550,000 Units for an aggregate of $ 2,000,000 ($3.63 per Unit) to three investors (the "Lancer Group") in a private placement. Each Unit consists of one share of Common Stock and two Warrants, each of which entitles the holder to purchase one additional share of Common Stock. The 1,100,000 Warrants included in the Units are exercisable at $ 8.00 per share until August 31, 1997 and at $ 10.00 per share thereafter and until August 31, 1998, the expiration date of the Warrants. The purchasers of the Units have not been granted registration rights.

      In two separate private transactions, Lancer Partners L.P. and Lancer Offshore, Inc., two of the three investors who purchased the above referenced 550,000 Units in December, 1996, purchased an aggregate of 500,000 shares of the Company's Common Stock from J.L.B. Equities, Inc., a shareholder of the Company and purchased 200,000 Class B Warrants and 200,000 Class C Warrants from Trinity. In March, 1997, these two investors exercised the 200,000 Class B and 200,000 Class C Warrants which they had acquired from Trinity, for a total aggregate exercise price of $ 600,000.00. The Company agreed to register the 500,000 shares purchased from J.L.B. Equities.

The Company hired Mr. Jonathan Raven, effective January 6, 1997, as President, CEO and Director of the Company's wholly-owned subsidiary, Memory Centers of America, Inc.(TM) In addition, Mr. Raven is an Executive Vice President and a Director of the Company. Mr. Raven entered into a three (3) year employment contract. See "Business - Memory Centers(TM)" and "Management."

Business of the Company

The Company itself is not only a holding company for its wholly owned subsidiaries, HZI Research Center, Inc. and Memory Centers of America, Inc., it is involved in research and development for its subsidiaries and prepares new programs related to new drug development, multi-national/multi-center Alzheimer research, and Tele-neuro-psychiatry business.

The Company, through HZI, is primarily involved in three inter-related businesses: (i) performing contract medical research services (principally conducting clinical trials, which includes "special" proprietary pharmaco-EEG studies) for health agencies, contract research organizations and pharmaceutical companies; (ii) designing and subcontracting manufacturing proprietary neuropsychiatric diagnostic testing software and equipment and selling these systems to physicians, researchers and hospitals; and (iii) performing telephonic neurological diagnostic testing services, including electroencephalogram ("EEG") and Dynamic Brain Mapping testing for physicians and hospitals. These tests are used to assist in the diagnosis of brain disorders. The Company's CEEG Scan System, a technique that analyzes conventional EEG with digital computers, has received FDA marketing approval. This product was approved in March 1987. No applications are pending with the FDA, but the Company intends to submit 510(k) applications for three of its six other products during 1997 or early 1998: the EEG/Evoked Potential (EP) Amplifier; the Digital EEG System software; and the HZI Electrode Headset. The Company intends to submit 510(k) applications for two additional products enhanced Evoked Potential Software and pharmacologically activated EEG (Test
Dose) software in the latter part of 1998 or early 1999. The Company has not yet decided whether or not it will resubmit the application for its seventh product, the [alpha]- 2000 System. There can be no assurance that any of these proposed products will be approved by the FDA for sale in the United States or that they will be scientifically or commercially accepted.

For the fiscal years ended December 31, 1995 and 1996, the Company has expended $ 181,512 and $ 98,018 respectively, on research and development activities for proprietary items, some of which are used in its contract research activities. The Company is not reimbursed for any research or development expenses from its customers.

Drug Development

The Company plans in the future to use its proprietary hardware, software, [ including Quantitative Pharmaco-EEG ("QPEEG")], and databases to develop, either alone or with others, proprietary drugs. The Company believes that the combination of its expertise and its proprietary databases will enable the Company to define neuropharmacological activity of central nervous system (CNS) drugs. The Company's physicians and research professionals have extensive experience in the screening and testing of psychotropic drugs, as well as the measurement of brain function as detected by the brain electrical activity.

During the last ten years, the Company through HZI has been involved in the development process of five new drugs and one plant extract for the treatment of Alzheimer's disease. These are oxiracetam, suloctidil, nimodipine, pramiracetam, BMY-21502 and Ginkgo biloba. This involvement has been as a subcontractor for drug companies and it has no proprietary interest in these drugs. HZI's role involves the use of its proprietary QPEEG methodology and its proprietary data bases to determine the effects of these drugs on the central nervous system and to provide effective dose ranges. HZI has also studied choline/lecithin, deprenyl, synthetic male hormone (mesterolone), thyroid releasing hormone (TRH), physostigmine, THA (tacrine), neostigmine, hydergine, and velnacrine and propentofylline, all of which are claimed to be effective in memory problems and Alzheimer's disease. As a result, HZI has compiled what it believes to be a unique database on the effects of compounds on Alzheimer's disease and memory impairment. HZI believes that it can now study a variety of new chemical entities or naturally occurring substances (e.g. plant extracts, vitamins) using its proprietary software and databases in connection with memory impairment.

The Company believes that it maintains a competitive advantage in this area, which may enable it to screen new products with high central nervous system potency for further development. The Company further believes, although there can be no assurance, that this type of "targeted" approach can bring new drugs to market at a relatively lower cost than would otherwise be the case. Consequently, the Company believes it should be an attractive joint venture partner with larger, and smaller, pharmaceutical firms, although there are currently no such relationships contemplated and there can be no assurance that any such opportunity may arise in the future or if such opportunity arises that the Company would benefit financially. There is no assurance that the Company's QPEEG method and/or data bases will be accepted by the scientific community and/or drug companies and/or drug regulators as useful vehicles to speed up and economize psychotropic drug development.

The Company believes that HZI's database can be used to expedite the overall drug development process in the following ways:

      1. By finding new uses for compounds already on the market. Many drugs used to treat a variety of illnesses also affect the brain. The CNS action of drugs developed for peripheral illnesses (i.e. sedation of an antihypertension drug) are often considered "side effects" and their potential therapeutic values have been overlooked. For example, the Chairman of the Company, using the QPEEG method, discovered the psychotropic properties of mianserin, an anti-allergic drug. Mianserin was subsequently successfully marketed in Europe. HZI has also discovered, through use of the QPEEG method, anti-depressant properties of male and female hormone products from Schering AG which were patented and assigned to Schering AG.

      2. By refining and improving experimental drugs that manufacturers now consider marginal. Pharmacological research programs often result in drugs, some of which large manufacturers consider marginal, either in effectiveness or because their potential use is limited or the patent life is too short. The Company, through the use of HZI's proprietary systems, may be able to improve on these drugs, for which the bulk of the basic research is already complete. The Company believes the efficacy of these drugs can be established on a relatively economic basis by using HZI's proprietary software.

      3. By screening natural products. Many natural substances have neuropharmacological activity, such as choline and lecithin. For example, the Company is currently seeking a license for a herbal extract. Using very large studies the Company has demonstrated that a similar extract manufactured by a European company has significant effects in the brains of healthy subjects. The Company therefore, has brain effects measurements of this extract. The other herbal extracts will be compared with this extract.

After determining that a drug under study has marketplace potential, the Company intends to offer it to major drug companies on a licensed basis. These large firms, it is anticipated, will bear the majority of the cost of meeting final FDA requirements (i.e. large clinical trials and toxicology testing) and will bring the drug to market.

In September 1995, the Company entered into an agreement with Mediator S.r.l., an Italian company, which has exclusive rights for oxiracetam, an anti-dementia drug, which Mediator obtained from SmithKline Beecham Farmaceutici Italia S.p.A. The Company has entered into an agreement with Mediator under which the Company obtained a right of first refusal for the exclusive right to develop, use, sell and market oxiracetam in the United States, its territories and possessions. Based upon the favorable outcome of the feasibility study it conducted pursuant to the agreement, the Company notified Mediator that it desired to exercise its right to negotiate an exclusive license for United States development and marketing, and marketing rights for other countries. The Company is currently negotiating with Mediator for such licenses. There is no assurance that such negotiations will be successful. Should no agreement be reached and should Mediator proceed to develop oxiracetam independently of the Company, alone or with a third party, the Company will be reimbursed for its expenses, not exceeding $ 400,000.

To date, the Company estimates it has incurred expenses related to this project of approximately $ 170,000. Oxiracetam is presently marketed successfully in Italy and Korea.

A major German pharmaceutical concern has identified certain compounds which the Company has agreed to screen. These compounds affect the central nervous system. The Company will evaluate these compounds for further development using the Company's proprietary method and databases.

There can be no assurance that the Company will be successful in obtaining licenses or in developing and bringing any new pharmacological products to market or, if so, that any such product will generate significant income for the Company.

Multi-national, Multi-center Research

The Company, through its HZI subsidiary, has completed a multi-national drug research program supported by a drug company and an international health agency. The same agency has indicated their intention to conduct another multi-national research program on Alzheimer's. The Company has supported the preparation of the protocol for the proposed research.

Tele-Medicine (Tele-Neuro-Psychiatry)

The Company believes that Tele-medicine is one of the most rapidly expanding medical businesses. Recognizing the fact that, in multi-center research, in Memory Centers, and in its Tele-Map operation, Tele-medicine can significantly enhance the quality of work while decreasing the cost, the Company has prepared a proprietary system, called Tele-Neuro-Psychiatry, based on the already-available hardware and software programs.

There is no assurance that the Company will be able to develop a multi-national research or tele-medicine, or that any of these will be profitable to the Company in the near future.

Contract Research Services

HZI, a wholly-owned subsidiary of the Company, assists health organizations and pharmaceutical companies in testing neuropsychiatric drugs. Since its inception in 1974 HZI received aggregate revenues in excess of $ 15,000,000 as a result of these services, and has performed such services for several of the world's leading drug manufacturers. For the fiscal years ended December 31, 1995 and 1996 revenues from contract research services accounted for 55% and 65%, respectively, of total revenues.

The services performed by HZI generally fall into one of three study categories:

      1. Single dose trials in healthy subjects and patients to determine safety, bioavailability and effective dosage of new drugs using quantitative pharmaco-EEG (QPEEG(R)) and other methods.

      2. Multiple dose drug trials in patients. (Patients are treated for weeks or months with experimental drugs versus placebo to establish safety and efficacy of the drug.)

      3. Multicenter studies with different drugs. (Multiple dose drug trials are conducted in patients from many centers or hospitals.)

In conducting these studies, HZI may employ its proprietary QPEEG method, and/or may utilize several statistical software packages and computer/telephone interactive monitoring systems (only in multicenter trials). HZI has completed studies in the areas of Alzheimer's disease, anxiety disorders and depression and is currently conducting studies in clinical depression and Alzheimer's disease.

HZI has, in the past, entered into clinical research retainer agreements with terms of up to three years with leading pharmaceutical companies in addition to numerous shorter term contracts with many other major pharmaceutical companies worldwide. HZI believes that its QPEEG method and ongoing research provides a competitive advantage over its competitors in the field of single dose QPEEG trials as a result of HZI's continued development of new software programs and new databases on psychotropic drugs. However, some of HZI's competitors also claim to have data bases and EEG/EP software programs for psychotropic drug development. There can be no assurance that HZI will be able in the future to maintain or increase the level of revenues it has received from its clinical research activities, or that HZI's competitors will not be able to develop and compile similar, or superior, non-infringing software applications and/or databases in the future.

Neuropsychiatric Diagnostic Equipment

HZI offers a line of proprietary neuropsychiatric diagnostic testing equipment to physicians, researchers and hospitals. The system, known as the CEEG-Scan(R) or BFM System(R) (Brain Function Monitoring via brain bioelectrical activity monitoring) enhances, by quantifying, widely accepted diagnostic tests (i.e.,
EEG) and permits them to be performed in a more practical and economical fashion than through other available means. The CEEG-Scan System also includes proprietary Dynamic Brain Mapping(R) software. As of December 31, 1996 accumulated sales since the product's inception amounted to 115 sales of these systems consisting of hardware and software (or software only), at prices ranging from $ 15,000 to $ 130,000. For the fiscal years ended December 31, 1995 and 1996 revenues from sales of neuropsychiatric diagnostic testing equipment accounted for 36% and 20%, respectively, of the Company's total revenues. This system, unlike those of its competitors, is characterized by being primarily based on software with maximum off-the-shelf hardware, along with what the Company believes to be the largest available databases on psychotropic drugs and on patients. Also, all of the tests performed by HZI's System, such as EEG and Evoked Potential, have already been assigned CPT ("Current Procedural Terminology") codes, and therefore are eligible for third party reimbursement (except for brain mapping). Since many of these programs are regulated by the FDA, changes in policy and/or other unforeseen events can significantly and negatively influence the Company's business and revenues. Furthermore, the Company has many competitors. Some of them are associated with the leading academic centers of the world and others are much larger companies than the Company and have greater financial resources.

The CEEG Scan System, which has received the necessary permission for marketing from the FDA in March 1987, is currently being utilized by many of the world's largest psychiatric research centers, such as the laboratories of the National Institute on Drug Abuse in the United States, the National Institute of Mental Health in China, and the National Academia of Medicine in Russia. HZI has developed the [alpha]-2000 digital EEG/brain mapping system (the "[alpha]-2000 System"). This system, which is already in use (as Beta Sites) at 16 leading research centers throughout the world (other than the United States), will be upgraded by modifying HZI's proprietary hardware and/or software. Eight of the research centers enhanced the original system to be used clinically as well as by purchasing or enhancing the system with additional hardware/software. The Company has sole ownership of the systems until the research centers pay additional funds to the Company to purchase the product. The price of the generic [alpha]-2000TM system was established at $ 55,000, with a selling price to the centers of $ 20,000 (for research as a Beta Site). With enhancements and upgrades, the price usually ranges from $ 60,000 to $ 108,027. For the years ended December 31, 1995 and 1996, the Company has recognized $ 413,521 and $ 212,685, respectively, of sales principally from the product. As noted below, Company did not, however, obtain permission from the FDA to market the [alpha]-2000 system. Additionally, some of the Company's products or software packages (i.e the Company's [alpha]-2000(TM) and EP are being tested with a Beta Site program (in accordance with the Investigative Device Exemption Registration) and offered at reduced prices since they do not yet have FDA approval to market the products.

In 1991, the American Electroencephalography Society accepted the use of digital electroencephalograms, which was already an integral component of HZI's CEEG-Scan System as opposed to the traditional analog EEG presentation. HZI subsequently developed a new generation of CEEG-Scan Systems which has been delivered to 16 Centers in 14 countries around the world within a Beta Site program. This is a multicenter psychiatric research program sponsored by the Mental Health Division of one of the world's largest health organizations. The Company believes that the newly developed EEG System offers physicians and other medical professionals one of the most advanced, non-invasive, objective and economical brain function monitoring tests. The original 510(k) application submitted in August 1995 for the [alpha]-2000 System software contained a series of detailed new uses of the software for the clinical practices and was deemed "not substantially equivalent" by the FDA and, therefore, not cleared for marketing under section 510(k). In their response of November 24, 1995, the FDA determined that "the device is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976." The decision was based on the fact that the Company's device "has new indications for assessing bioavailability and bioequivalence of psychotropic drugs." Additionally, they noted that computer-analyzed EEG data bases "have new indications for evaluating psychiatric and neurological conditions." The FDA advised that the FDC Act requires "a Class III device to have an approved premarket approval application
(PMA) before it can be marketed, unless the device is reclassified.

The FDA recommended that the [alpha]-2000 System should be classified as a Class III device requiring a PMA application and recommended that clinical investigation of this device be conducted in accordance with the Investigational Device Exemption (IDE) regulations. The Company intends to submit new applications for these programs and data bases in the latter part of 1998 or early 1999, after completion of testing for validity and reliability. However, there can be no assurance that the FDA will permit the marketing of the [alpha]-2000 System and/or data bases, or that sales of the new and old systems will increase, and there can be no assurance that HZI's competitors are not currently developing, or will not develop in the future, a comparable or superior system and data base.

The Company intends to solicit government contracts or contracts from international health organizations on telephonic EEG, drug research and CEEG-Scan systems. Governmental and international health organization contracts are usually terminable at the convenience of such entities. The Company's most recent sale of a product or service was a CEEG Scan System sold to the World Health Organization ("WHO") for use in Minsk, Russia. The sale occurred in June 1996 at a sale price of $ 66,667.

Tele-Map(R)

HZI offers interactive neurological diagnostic testing services to physicians and hospitals. These services include diagnostic tests such as electroencephalogram ("EEG") with or without Dynamic Brain Mapping, and are known collectively as "Tele-Map". HZI provides physicians, or hospitals, as the case may be, with a conventional or specially-designed modem, or transmitter, by which the testing physician may transmit collected data via telephone to HZI. The data is recorded and then analyzed by HZI employees and interpreted by consultants and experts, and reports are then provided to the testing physician. HZI believes, although there can be no assurance, that this interactive service will continue to be attractive to hospitals and physicians alike, as it permits physicians to conduct EEG tests in their individual offices, or hospitals, as the case may be, without a substantial capital investment and without having to hire and train technicians to perform the tests on site. HZI's technologists communicate with the testing physicians throughout the recording of the data to ensure the quality of the procedure. Interpretations and reports are provided to the physician within two business days of the test. There can be no assurance that these services will increase or will even continue at the present level. These services are already being provided by different "telephone service groups" who are in this business longer than HZI. Furthermore, they are regulated by the FDA and therefore any changes in FDA regulations and/or in professional society (American EEG) requirements can significantly and negatively affect the Company's Tele-Map services. Revenues of the Tele-Map Division for the years ended 1996 and 1995 were $ 129,622 and $ 146,119, respectively.

Products Under Development

Products Requiring 510(k) Application.

In addition to the product and services described above, HZI has five other proprietary products in various stages of development. After development and validity testing, the products require FDA approval. These products include:

O     An EEG/EP amplifier

      The electroencephalogram measures brain electrical activity in low voltage (microvolts). An EEG signal has to be amplified, then displayed in analog or digital output before an expert can interpret it. For this purpose, amplifiers are required. Although amplifiers are not highly sophisticated electronic devices, they require exacting specifications. The prototype pre- and post-amplifiers, originally completed by a subcontractor, in July, 1995 required further improvement and was returned to the subcontractor to make the appropriate changes. They are expected to be delivered during June 1997, with a 510(k) application to be filed within three months thereafter. This application is substantially complete and no additional funding is required for the improvements or the application.

O     HZI Electrode Headset (helmet)

      Dr. T. Itil and associates have obtained 13 patents, seven of which have been assigned to HZI, 5 of which are in connection with the development of an electrode headset. The electrode headset is an important part of the EEG recording. To analog or digitally record an EEG, electrodes have to be placed on the patient's head. This is very time consuming (for a 10-20 minute recording, 30-60 minutes is required for electrode placement). This hampers more frequent use of the EEG by the doctors. The headset reduces the time for correct application of electrodes from 30-60 minutes to 3-5 minutes. HZI believes that there is currently no satisfactory headset available on the market. Accordingly, all of HZI's current BFM customers, as well as HZI's competitors, are considered by HZI to be potential customers for this product. However, there is an electrode cap presently available on the market which is a competitor to HZI's helmet. Other companies may also be able to develop systems to place electrodes more efficiently than the conventional method. The Company is currently soliciting bids from subcontractors for development of an improved prototype for the HZI Electrode Headset which is estimated to cost not more than $ 35,000 with completion expected in approximately 6 months after a subcontractor is selected. Upon satisfactory completion of the prototype, the Company estimates that it will complete and file a 510(k) application within three months. While the application will be principally prepared by the Company, it intends to use an outside consultant, at an estimated cost of $ 5,000.

O     Digital EEG System Software

      In 1991, the American EEG Society published guidelines to record EEG by digital means. Thus, most analog EEG machines are expected to be replaced by digital EEG systems. HZI's CEEG Scan System is based on digital EEG. While the CEEG Scan System has many features superior to standard digital EEG systems, it needs additional functions for standard clinical use. The Digital EEG System software is expected to be completed in the fourth quarter of 1997 at a maximum cost of $ 20,000. The Company expects to file a 510(k) application in the Second quarter of 1998 and will use an outside consultant at an expected cost of $ 10,000.

      Funding for the completion of the Digital EEG System Software, the HZI Electrode Headset and the 510(k) applications for both these products will come from currently available working capital raised in recent private offerings.

O     Enhanced Evoked Potential software

      HZI has been developing EP software for many years. Using the newest software programs, an enhanced EP software package was developed for both clinical and research use. It is projected that a 510K application will be submitted to the FDA in 1998 or early 1999.

O     Pharmacologically-activated EEG (Test Dose(R)and Drug Monitoring System)

      HZI has developed software and extensive databases to assist physicians in determining whether a prescribed psychotropic drug enters the brain and has any pharmacological effect on the brain, which is called the Test-Dose procedure. The Test-Dose software and databases will be offered as an adjunct to the latest generation of CEEG-Scan System, and also as telephonic service. HZI's objective is to develop and market a turnkey, miniaturized hardware/software device to be used by any physician who prescribes drugs which effect brain function. The Test-Dose equipment enables the physician to select and monitor the dose and effect of the particular drug treatment on brain function in an objective fashion. The Company intends to submit a 510(k) application for approval of the Test Dose software in the latter part of 1998 or the early part of 1999.

      Product Requiring a Pre-Market Approval ("PMA")

      The [alpha]-2000 system may require longer reliability and validity testing in order to file a PMA application. HZI has developed the [alpha]-2000 system as an upgrade of the CEEG-Scan System. This system, which is already in use at 16 leading research centers throughout the world within a Beta Site Program, will be further upgraded to a 32-64 channel system by modifying HZI's proprietary hardware (Console I and II). Furthermore, a new electronic system to record and analyze brain waves will be integrated into the existing Company's headset (electrode helmet).

      Additional products being designed include (a) a stimulus generator for evoked potential, (b) completion of the already designed receiver and transmitter for the telephonic systems, (c) finalization of the anesthesiology monitoring systems for which the software has already been developed, and (d) further enhancement of the Company's drug databases.

In January, 1995, the Company entered into a joint venture arrangement with Tena, Ltd. in Istanbul, Turkey, for the purpose of further research and development of the Company's products and the marketing and sales of its products in the Mid-East, former U.S.S.R. countries and in other areas in which the Company has no distribution. The Agreement contemplates that the Company's contribution to the joint venture would consist of:prototypes and/or blueprints of patented and/or proprietary, high technology hardware products; proprietary and copyrighted software programs and databases; know-how and "intellectual" assistance. Tena's contribution to the joint venture would consist of:means for the further research and development and/or production of the products; assurance that the US patents and copyrights in Turkey and relevant countries would be honored; quality assurance of the products by reputable, international organizations; market research, a sales and marketing organization, and advertising and promotion.

Each project assigned to the joint venture would require a statement of work to be completed, and a budget with funding responsibility to be decided by the parties.

The Company will license those products which it has developed to the joint venture and the joint venture will in turn grant licenses to the Company with respect to products developed by the joint venture, in each case on a non-exclusive basis.

The Company entered into the joint venture anticipating that certain of its products could be developed by the joint venture at a cost below that attainable in the United States. While to date, no development work has been assigned to Tena, they are involved in marketing the company's products. There can be no assurance that any of these proposed products, or services currently under development by HZI, will ever be brought to market, or, if so, will generate significant income for HZI and the Company. Tena's principal owners are nieces of Dr. Turan M. Itil.

Memory Centers(TM)

The Company, through its wholly-owned subsidiary, Memory Centers of America, Inc.(TM) ("MC Inc.") has established two "Memory Centers(TM)" in collaboration with Manhattan Westchester Medical Services, P.C. in New York City, New York and Tarrytown, New York as pilot centers to provide multidisciplinary diagnostic and therapeutic help for people who suffer from memory impairment. The Company intends to open 10 Memory Centers in calendar year 1997. These centers are to be operated under expert medical supervision with up to date diagnostic tools so as to provide the best available treatment.

The Company's intended development of Memory Centers (TM) requires substantial amounts of capital without any assurance that they will be successful. Depending on size and location, the Company estimates that each facility would require between $ 150,000 and $ 200,000 for equipment, leasehold improvements, and working capital, including corporate overhead attributable to operating the Memory Centers (TM). Therefore, the Company estimates that its capital requirements to open 10 Memory Centers will range from $ 1,500,000 to $ 2,000,000, depending on the number of centers actually opened.

The Company recently completed a $ 2,000,000 private placement of its securities and has hired an experienced executive to become President and CEO of Memory Centers(TM) (see "Management"). Approximately 75% of the proceeds of this private placement are intended to be used for the initial development and expansion of the number of Memory Centers(TM), including advertising, working capital and new management. In addition, the Company has earmarked $ 600,000 raised from the exercise of Warrants in March, 1997 for this purpose. See "Business - Recent Developments" and "Management." The balance of the funds from the private placement are intended to be used to enhance management of the Company and to promote the products and services of HZI. The Company intends to set up 100 centers within the next 5 years if the pilot program is successful and if additional capital can be raised, as to which there is no assurance.

Government Regulations

Substantial segments of the Company's proposed operations are expected to be subject to regulation and supervision by federal, state and local governmental authorities. Such regulations apply not only to research, development and manufacturing activities (whether by the Company or by licensees) but also to the marketing of proposed systems and products, particularly those involving medical applications. Although the Company cannot estimate the cost of compliance with various regulations, it expects such costs to be significant.

With respect to the manufacturing and marketing of its present and future systems and products, the Company or its licensees must first obtain the approval of the Food and Drug Administration ("FDA"), particularly if the products are to be marketed in the United States. The Company conducts contract research. For every research project to be conducted, the Company has to have an approval of an independent Institutional Review Board (IRB). If the drug is being studied and is not a marketed compound, FDA approval is required after filing an Investigational New Drug Application ("IND"). Commonly, IND's are applied for by drug manufacturers who subcontract to others. On many occasions, the Company may further subcontract the research projects to other companies, not for profit organizations and/or medical centers. The procedure of seeking and obtaining FDA approval for medical products (i.e. hardware, software systems) and/or pharmaceutical products involving humans involves many steps, including testing, to determine safety and efficacy. Seeking and obtaining FDA approval of a medical product may take a number of years and expenditure of substantial funds. FDA regulations also will govern the manufacturing process and marketing activities, and may require that post-marketing surveillance programs be undertaken to continuously monitor the safety of some products. At such time as it develops its own manufacturing and marketing capabilities, the Company will be subject to substantial record keeping and manufacturing procedure requirements.

In general all new products are subject to a ninety (90) day pre-market notification requirement. During that period, the FDA determines whether new products are "substantially equivalent" to products already on the market. Products found to be "substantially equivalent" to products already on the market may thereafter be sold. Products that are not found to be "substantially equivalent" to products already on the market require filing of an application for pre-market approval, which subjects the product to FDA scrutiny and gives the FDA one hundred and eighty (180) days to approve or reject the product for immediate sales. Therefore, any new products developed by the Company may be subject to pre-market approval by the FDA or investigation under regulations administered by the FDA. As a result, the Company may experience delays in new product introduction prior to market introduction.

The Company's present and proposed future activities, including Memory Centers(TM), telephonic EEG or telemedicine neuro-psychiatric services, drug development, multi-center trials and hardware-software systems will likely also be subject to varying degrees of additional regulation under other local, state or federal regulations. The extent of governmental regulation which might result from future legislation or administrative action cannot now be accurately predicted.

Regulations concerning exporting and marketing of medical devices and/or human pharmaceutical products are generally imposed by foreign governments and may have an impact upon the Company's anticipated operations, although the scope and impact of any such regulations cannot now be accurately predicted.

The Company's business would be adversely affected if it were unable to obtain the approvals or to comply with continuing regulations of the FDA and other governmental agencies. In addition, the Company cannot predict whether or to what extent future changes in government regulations might increase the cost of conducting its business or affect the time required to develop and introduce new products.

Obtaining regulatory approval may delay marketing of products for lengthy periods, require significant expenditures and furnish an advantage to larger and better financed competitors.

Memory Centers

The activities of the Memory Centers will be regulated by a variety of agencies on federal, state and possibly local levels. Among the regulatory issues that may impact Memory Centers are Medicare, Medicaid, Insurance, Medical Practice, Corporate, Franchise, FTC, SEC and FDA. The Company believes that it will be able to structure relationships with physicians and other entities that will comply with all applicable regulations. However, there can be no assurance that any given regulatory issue might not have a material impact on the ability of the Company to do business in a particular jurisdiction.

The Company recognizes, for the purpose of commercializing its centers, that the operation of the Memory Centers may be deemed by certain regulators to constitute the practice of medicine. If operation of the Memory Centers is determined to involve the practice of medicine, the degree of physician involvement required under applicable laws and regulations in operating the Memory Centers is unclear. In addition, many states prohibit business corporations from engaging in the practice of medicine, employing physicians, or entering into certain financial arrangements with physicians, including fee splitting.

The Company believes there are several possible structures it can employ to provide for physician involvement where required, including, where possible, direct employment and independent contractor status. In some states, the Company will be required to license the right to use the Memory Center format to an independent medical corporation. Although the precise legal structure of the centers may vary as the result of differing state law requirements, the Company believes that the operating structures adopted with respect to its Centers will not materially affect the revenue or profit received by the Company from the operation of its centers, taken as a whole. The Company believes that its existing and proposed structures and relationships with physicians and others comply with applicable laws and regulations.

However, no formal ruling regarding the Company's various structures and relationships has been obtained from any government agency and there can be no assurance that any such ruling would deem such structures or relationships in compliance with applicable laws and regulations. There can be no assurance that review of the Company's business by courts or healthcare, tax, labor, and other regulatory authorities that have jurisdictions over matters including, without limitation, the corporate practice of medicine, licensure of facilities and equipment, and franchising will not result in determinations that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change in a manner that would restrict the Company's proposed operations or limit the expansion of the Company's business or otherwise adversely affect the Company.

Technological Changes

The manufacture of diagnostic equipment and products and software system development has undergone and is expected to continue to undergo, significant and rapid technological change and there can be no assurance that other technological advances will not render any system or product developed by the Company uneconomical or obsolete.

The Company has a series of software products which require continuous update principally because of improvements of hardware. Some of the software programs (i.e. CEEG Scan, Evoked Potential), require improvements to include Windows '95 programs. Updates required take time and are costly. The Company's databases are being updated as new drugs are marketed. The Company developed a "Beta Site" network which collects data for databases of the Company. Charges for Beta Site data collection may, in the future, be significantly increased. While the Company has no control over this cost, it continuously seeks economic Beta Sites.

Hardware, which the Company subcontracts others to manufacture, is changing from year to year. The Company has to invest a significant amount of funds to update hardware technology, i.e. amplifiers, headset, telemedicine and Tele-Map services. There can be no assurance that the Company's products and/or development efforts will not be rendered obsolete by technological advances of others or that other medical software/devices will not prove more advantageous for the commercialization of medical software and/or devices and/or databases of the Company.

Software and hardware for digital electroencephalogram (EEG) quantitative EEG and brain mapping systems are being developed by many U.S. and European companies, which are far bigger than the Company with much more financial resources. European companies have significant advantages since they can establish easier and inexpensive marketing programs for software and even medical devices. There are no governmental controls for databases or medical software programs in many countries where the companies can develop very fast and economic databases. In the U.S. several competitors have announced that they have databases similar to the Company's. There can be no assurance that some competition will not develop databases and obtain approval from the FDA before the Company obtains permission to market its newer software and/or databases.

Pharmaceutical products, which the Company may develop require large amounts of capital and are subject to substantial competition. If the Company decides to investigate a pharmaceutical product (i.e. an Alzheimer's drug), it will encounter competition from the major pharmaceutical corporations. There is no assurance that any of the projected drug developments of the Company will be successful even if the required funds are available.

Telephonic EEG services, which the Company provides, presently has at least one major competitor, Telemedix Corporation. They claim they have more than 1,000 subscribers. The Telephonic EEG service is not only subject to major competitors but is also subject to regulation by government agencies such as the FDA and professional organizations, such as the American EEG Society. Thus, there is no assurance that the Company's presently operating telephonic services will be successful or that they can be continued.

Patents and Proprietary Technology

      The Company's policy is to protect its intellectual property rights, products, designs and processes through the filing of patents in the United States, in Canada, and where appropriate. The Company also registers trademarks and trade names. The Company presently has seven patents, two of which were assigned to the Company by Dr. Turan M. Itil and five of which were assigned to the Company jointly by Dr. Itil and others.

      The Company believes that its patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. The Company also intends to rely on trade secrets and proprietary know-how to maintain and develop its commercial position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not either develop independently the same or similar information or obtain access to information that the Company believes is proprietary.

Competition

      Competitors engaged in all areas of medical and drug technology and manufacture of diagnostic equipment and products in the United States and abroad are numerous and include, among others, major pharmaceutical, food and chemical companies, specialized biotechnology firms, universities, and research institutions. The Company expects that competition will increase with the perceived potential for commercial applications of medical and drug related technologies. The greater availability of capital for investment in medical and drug technology, and the potentially greater funding of industrial research in this field by foreign governments, will likely result in increased competition.

      In all four areas of business, the Company has very significant competitors many of which are larger and have been in existence longer than the
Company:

(1) Contract Research (CR), to assist the major drug companies with their drug development, is presently the main source of income of the Company. There are, among others, at least 3 major competitors (Parexel, Besselaer Associates and Quintiles) who are much larger than the Company. They also conduct multicountry drug trials where the Company intends to enter. The Company has developed new software procedures which provide some advantages. However, competitors are also developing a variety of high technology data collection and data processing systems. There can be no assurance that the Company can compete with the existing CR organizations. There is also no assurance that the Company can keep the CR income at the present level.

(2) CEEG-Scan Systems Sales. The computer analysis of electroencephalogram and digital EEG with and without brain mapping have been developed by approximately a dozen companies in the US and the Company believes that approximately three times that amount have been developed outside the U.S. While the Company is probably one of the oldest organizations who developed databases, competitors are much larger organizations with far more resources than the Company. There is no assurance that the Company's CEEG Scan software and systems will continue to provide revenues. There is also no assurance that the databases and/or new, enhanced software packages and/or hardware developments of the Company will get permission from the FDA to be marketed and will be sold if such permission is obtained.

(3) Telephonic EEG services of the Company has at least two competitors. Since Telephonic EEG saves money for hospitals and health maintenance organizations, it is expected that other telephonic service companies will be developed. There is no assurance that the Company can expand or that such services and revenues will be maintained at the present level.

(4) Memory Centers(TM) have numerous competitors, such as hospitals, neurologists, medical groups who have dementia centers, and Alzheimer clinics. Although the main goal of Memory Centers(TM) is to evaluate and treat patients with a lesser degree of illness than Alzheimer's, a variety of medical establishments represent major competition.

Quality Assurance

Quality assurance of contract research and drug development has been and will be strictly controlled by the drug companies who subcontract to the Company and by the Institutional Review Board (IRB) which has the responsibility for the safety of the volunteers who participate in these programs. Both drug companies and IRB are responsible to the FDA for quality assurance.

The software products the Company is developing for EEG analysis, require permission from the FDA before marketing. Thus, the FDA supervises the safety and effectiveness of these programs.

Telephonic EEG recordings have been regulated by the American EEG Societies, the FDA and third parties. The readings (description) of telephonic EEG are being done by qualified physicians. The Company believes it has staff and consultants with the required credentials to fulfill requirements of the governmental agencies, IRB and professional societies.

Sales and Marketing

The Company sells most of its present products directly, as well as through representatives in Greece and Brazil and a joint venture in Istanbul, Turkey with Tena, Ltd.

The Company also markets its products and services through scientific publications, journal advertisements, scientific society exhibits and shows and through direct mail to individual physicians, drug companies, hospitals and HMO's. The Company prepares and mails a large amount of scientific and commercial material to those organizations. The Company also provides warranties on its software to customers who request warranty agreements.

Personnel

The Company has 17 full time employees, including five executives. In addition, the Company has six consultants and two part-time employees. The Company believes its relations with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company owns a parcel of vacant land in Florida held for investment. The Company's offices and other facilities are located at 150 White Plains Road, Tarrytown, New York 10591, under a lease expiring in 1998. Office rent and payments for non-cancelable equipment leases have been estimated to be $ 122,000 for the year ending December 31, 1997. Management believes its present facilities may not be adequate for its expanding needs but that new space is readily available.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      NONE.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      On July 20, 1987, the Securities and Exchange Commission declared effective the Company's Registration Statement with respect to an initial public offering of 4,000,000 Units, each Unit consisting of one share of the Company's Common Stock and one redeemable warrant to purchase one additional share of Common Stock. The redeemable warrants were exercisable during the thirty six month period commencing with the effective date of the Registration Statement. All of the warrants expired unexercised. In connection with the Company's acquisition of HZI, the Company issued to each of its public stockholders of record on November 1, 1994 one Class B and one Class C Warrant for each share of the Company's Common Stock held by such stockholders, for an aggregate of 800,000 Class B and 800,000 Class C Warrants (after giving effect to a 50 to 1 reverse stock split). Each Class B and Class C Warrant entitles the holder to purchase one share of the Company's Common Stock. The Warrants will not be tradeable or exercisable until a registration statement has been filed by the Company with the Securities and Exchange Commission, and has been declared effective. The number of shares underlying the Warrants, and the exercise price of the Warrants, may be adjusted downward or upward at any time by the Company's Board of Directors. The Warrants are redeemable by the Company at any time upon thirty days written notice, at a price of $.001 per Warrant.

      On March 2, 1995, the Company's Common Stock was accepted for listing on the NASDAQ Electronic Bulletin Board under the symbol NURC. Prior thereto there had been no public trading in the Company's Common Stock.

      The high and low range of bid prices for the common shares of the Company for the quarters indicated as reported by the NASD were as follows:

                                                                 High      Low
                                                                ------    ------
1995
    First Quarter (commencing 3/2/95)                            3 3/4     3
    Second Quarter                                               3 3/4     2 1/8
    Third Quarter                                                2 1/8       1/2
    Fourth Quarter                                               1 7/8     1 1/2

1996

    First Quarter                                                4         1 7/8
    Second Quarter                                              13         3
    Third Quarter                                               20        13 1/2
    Fourth Quarter                                              17 3/4     6

1997

    First Quarter (through March 27)                            12         8 1/2


      Such over the counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company's Common Stock has not been actively traded.

      The Company had 151 stockholders of record and 231 beneficial holders as of December 31, 1996, for a total of 382 stockholders.

Dividends

      The Company has never paid cash dividends on its Common Stock. The current policy of the Board of Directors is to retain any earnings to provide for the development and growth of the Company. Consequently, no cash dividends are expected to be paid in the foreseeable future on shares of Common Stock. The Company is obligated to pay dividends at the rate of $15,000 per year in cash or shares of Common stock on its outstanding shares of Class B Series 1 Preferred Stock. There are no dividend payment requirements with respect to the Class B Series 2 Preferred Stock. See "Description of Securities".

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

The Company, through its wholly-owed subsidiary, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) the contract division performs contract medical research services (principally conducting clinical trials which included Phase I proprietary quantitative electroencephalogram ("EEG") studies) for health agencies, contract research organizations and pharmaceutical companies (ii) designing and subcontracting the manufacturing of proprietary neuropsychiatric diagnostic testing software and equipment, which currently is their Brain Function Monitoring Systems(R) (BFM) and (iii) providing interactive diagnostic testing services and analysis to physicians and hospitals via the telephone, which is known as TeleMap (R).

On November 23, 1994, in connection with its acquisition of HZI, the Company changed its fiscal year end from September 30 to December 31 so as to conform with HZI's fiscal year end of December 31.

In January 1996, the Company created a new wholly-owned subsidiary Memory Centers of America, Inc. ("MC Inc.") to provide therapeutic services to people who suffer from memory impairment. MC Inc. began full operations of the pilot program at the end of the second quarter of 1996, and is currently not a significant revenue producing segment of the Company.

Year ended December 31, 1996 as compared to the year ended December 31, 1995

The Company recognized revenue and costs from its contracts under the percentage of completion method. Cost of revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete contracts in progress. Changes in each contracts's performance, conditions and estimated profitability including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In addition, losses are recognized in full when determinable. The liability, "Billings in excess of contract revenues on uncompleted contracts", represent billings in excess of revenues recognized.

Revenue from computer system sales, which include BFM, are recognized upon the delivery of the turnkey systems. Service revenues such as TeleMap, are recognized as they are rendered.

The Company reported a net loss of $1,634,675 for the year ended December 31, 1996 as compared to a net loss of $262,494 for the year ended December 31, 1995.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Year ended December 31, 1996 as compared to the year ended December 31, 1995 (Cont'd)

Revenues for the years ended December 31, 1996 and 1995 amounted to $1,068,891 and $1,543,364, respectively. Revenues decreased by $474,473 or 31% for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Gross profit for the years ended December 31, 1996 and 1995 amounted to $362,312 and $905,617, respectively or a net decrease of $543,305. Gross profit percentage for years ended December 31, 1996 and 1995 amounted to 34% and 59%, respectively, or a net decrease of 25%. The Company includes in the cost of sale amortization of its database and computer system product development costs. For the year ended December 31, 1996 and 1995 amortization charges amounted to $264,790 and $179,308, respectively, or a net increase of $85,482, resulting in a reduction of the Company's overall gross profit percentage by 13%. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. The resulting effect of this change in estimate for the year ended December 31, 1996 as compared to the year ending December 31, 1995 was an additional charge to the cost of sales amounting to $77,227.

Furthermore, the net reduction of sales and gross profit during the year ended December 31, 1996 as compared to the year ended December 31 of 1995 is attributable to the following:

1. The Company has not entered into any major multi million dollar new long-term contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1996 and 1995 the Company received $759,000 and $516,000, respectively, or $1,275,000 of new contracts. Revenues from contracts for the year ended December 31, 1996 as compared to the year ended December 31, 1995 amounted to $696,359, and $841,057, respectively, or a net decrease of $144,698. The decrease in revenues from contracts for the year ended December 31, 1996 is attributable to the Company completing a major portion of multi-million dollar contracts during the year ended December 31, 1995. Furthermore, a majority of the new 1996 contracts amounting to $759,000 were received during the third and fourth quarter of 1996, and the contract division did not commence work on these new contracts until the end of the fourth quarter, resulting in lost revenue for the year ended December 31, 1996.

      The gross profit percentage from contracts for the year ended December 31, 1996 is 35% as compared to December 31, 1995 which was 52%. As noted previously, the company changed its amortization of software development costs, resulting in an increase charge to the contract division. This increased amortization charge reduced the contract division gross profit by 10%. The remaining reduction of gross profit for the year ended December 31, 1996 as compared to the year and December 31, 1995, is less profitable contracts and fixed overhead direct cost being absorbed on less sales.

      As of December 31, 1996 the Company contract division had a backlog of approximately $748,000 from uncompleted contracts. The Company expects to realize a minimum of $640,000 during 1997 from said contracts.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Year ended December 31, 1996 as compared to the year ended December 31, 1995 (Cont'd)

1.    (Cont'd)

      The contract research division during the current year has performed significant work for a major foreign customer, resulting in a large increase in their accounts receivable. In accordance with the contract, a significant portion of the receivable will be paid by this customer upon completion of the statistical report. During the fourth quarter of the calendar year, the Company competed the statistical report for the foreign customer and collected the remaining portion of the outstanding receivable from September 30, 1996 which amounted to $50,000. As of December 31, 1996, the receivable amounts from this foreign customer amounted to $320,000 which is expected to be collected during the second quarter of 1997. In connection with this second contract, the foreign customer has amended the original contract to include additional patients, which has resulted in a change of the estimated completion date from December 1996 to June 1997.

2. Net sales of BFM Systems for the years ended 1996 and 1995 amounted to $212,685 and $556,187, respectively or a net decrease of $343,502. Gross profit percentage for the years ended 1996 and 1995 amount to 28% and 72%, respectively, or a net decrease of 44%. As noted previously, the Company changed its amortization of software development costs, resulting in an increased charge to the BFM division. Amortization expense as a percent of sales for year ended December 31, 1996 and 1995 amounted to 50% and 13%, respectively, or net reduction of gross profit of 37%. During the last six months of the year ended December 31, 1996, the Company has not sold any BFM systems. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

3. Revenues of the TeleMap division for the years ended December 31, 1996 and 1995 amounted to $129,622 and $146,119, respectively, or net decrease of $16,487. Gross profit percentage for the years ended 1996 and 1995 amounted to 48% and 37%, respectively. The increase in gross profit is attributable to the Company reassigning part of the internal staff of the TeleMap division to MC Inc.

4. Pilot memory centers revenue from date of commencement, March 1996 to December 31, 1996 amounted to approximately $30,000. This revenue was derived entirely from Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") through a pilot program conducted under the management of MC Inc.. Manhattan Westchester is a medical practice that is controlled by the Company Chairman. While MC Inc. does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed.

General and administration expenses include overhead, administration salaries, selling and consulting costs. Further, the Company classifies the costs of planning, designing and establishing the technological feasibility of its computer system products as research and development costs and charges those costs to expense when incurred. After technological feasibility has been established, costs of producing a marketable product and its prototype are capitalized. Capitalized database and computer system development costs are composed mainly of payroll and other direct employee costs. Costs associated with above, which are not capitalized during the period are charged to either general and administrative or research and development expense.

ITEM 6   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Cont'd)

Year ended December 31, 1996 as compared to the year ended December 31, 1995 (Cont'd)

General and administrative expenses for the year ended December 31, 1996 were $1,249,022 as compared to the year ended December 31, 1995 of $1,013,233 or an increase of $235,789 or 19%. The increase in general and administrative expenses for the year ended December 31, 1996 is due to the Company incurring in excess of approximately $205,000 of initial development costs for its new subsidiary, Memory Centers of America, Inc. ("MC Inc."). The intended business of MC Inc. is to manage and distribute to professional medical practioners a program that will evaluate and treat mild memory disturbances. Furthermore, it should be noted the Company for the year ended December 31, 1996 has charged general and administration expense for $330,000 of costs in connection with two of the following projects: (i) design of a proposed protocol for a multi-center Alzheimer study conducted through a leading international health organization
(ii) development of oxiracetam drug that would be used as part of the overall treatment for Alzheimer disease. These costs that are included in the December 31, 1996 general administration expenses were derived from company personnel who were employed by the Company during the year ended December 31, 1995, and were reassigned from other general and administration duties to the above projects. For the year ended December 31, 1995 the Company Chairman waived $146,347 of his base salary of $250,000. Said salary amount has been recorded as an administrative expense and as a capital contribution.

Research and development costs ("R&D") for the year ended December 31, 1996 were $98,018 as compared to the year ended December 31, 1995 of $181,512 or a decrease of $83,494. The decrease in R&D costs is due to reductions in fixed cost for the R&D department. At the end of 1995, Management relocated its research facility to its main operating division at HZI, in order to enhance communications between operational and research personnel and to lower fixes costs, such as rent, depreciation and other associated fixed costs. The Company plans on maintaining the same level of Research and Development, with lower fixed costs associated therewith.

For the year ended December 31, 1996 management has increased its allowance for doubtful accounts by $440,000, resulting in a charge to bad debt expense by said amount. The increase of the accounts receivable provision was based on managements review of the Company's outstanding foreign receivables at December 31, 1996. Management has concluded that the costs of legally pursuing the customers, which consisted principally of foreign research centers, would outweigh the benefits. Management is revising its foreign sales policy, and has not yet determined the impact, if any, this will have on future sales.

Effective January 1, 1996 the Company revised its estimate of the useful life of the software development costs from 17 years to 7 years. This change was made to better reflect the estimated period during which such assets will remain in service. The resulting cumulative effect at January 1, 1996 was a one time, non-cash charge to operations amounting to $125,745.

Commencing July 19, 1995 through December 31, 1996, the Company borrowed approximately $700,000 net of repayments from their shareholders and their affiliates. These loans were used principally to finance losses from operations. As a result of these additional borrowings, interest expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 increased by $80,807.

On July 19, 1995 the Company entered into a letter agreement with TAC to borrow $100,000. As additional consideration for the $100,000 loan, the Company agreed to issued 49,998 shares of restricted common stock to TAC. The Company has recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon fifty percent (50%) of the fair value of the common stock issued on July 19, 1995, the date of the agreement. The implicit rate of interest for this loan is 37% per year.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Year ended December 31, 1996 as compared to the year ended December 31, 1995 (Cont'd)

On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first process resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As consideration for such loan the company issued 66,665 shares of restricted common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair value on May 24, 1996, the date of the transaction. The Company recorded deferred financing costs and increased stockholders' equity by $133,333 for this transaction. The deferred financing costs are being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. The implicit rate of interest for this loan is 67% per year. At the time of the loan from such stockholder, the Company was unable to borrow at lower interest rates due to its financial condition and the size of the loan. Accordingly, management considered the importance to the Company of obtaining such funding which in its opinion outweighed the cost, particularly since the costs of issuing its securities did not impair the Company's cash flows since such costs did not involve the outlay of Company funds.

LIQUIDITY AND CAPITAL RESOURCES

Year ended December 31, 1996 as compared to the year ended December 31, 1995

At December 31, 1996 and December 31, 1995, the Company had working capital of $1,082,613 and a working capital deficiency of $6,765, respectively. The $1,089,378 net increase in working capital for the year ended December 31, 1996 as compared to the year ending December 31, 1995 is attributable to cash increasing by $1,710,595 and loans from shareholder increasing by $478,306 or a net increase in working capital of $1,232,289 from these two items. The increase is primarily the result of the Company selling 550,000 units in a private placement during December 31, 1996 for $2,001,618. The Company at December 31, 1996 increased its borrowings from shareholders net of repayments by $478,306, as compared to the December 31, 1995 year end. These additional borrowings were used to supplement the Company's working capital prior to the sale of the 550,000 units during December 1996.

For the years ended December 31, 1996 and 1995, the Company used cash for operations of $897,382 and $660,652, respectively, resulting in increased use of cash for operations by $236,730. The net increase for the year ended December 31, 1996 is the result of loss from operations amounting to $1,634,675 as compared to the loss from operations for the year ended December 31, 1995 of $262,494. As noted previously, the Company's BFM and Contract division sales for the year ended December 31, 1996 were $488,200 less than the prior year. Additionally, the Company changed its amortization policy for computer system product development costs effective January 1, 1996 resulting in additional charges to operation of approximately $195,000. As discussed previously, management determined that certain foreign receivable were deemed uncollectible and provided for addition reserves of $440,000. Lastly, the company incurred approximately $205,000 of initial development costs for its new subsidiary, MC Inc. The effect of these four items increased the loss from operations by $1,328,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

Year ended December 31, 1996 as compared to the year ended December 31, 1995

For the years ended December 31, 1996 and 1995 cash used by investing activities mainly in connection with cost incurred for development of databases and computer system development costs amounted to $132,395 and $218,127, respectively, or a net decrease in use of cash of $85,782. During 1996, the Company reduced its payments by $105,050 for database and computer system product development costs as compared to the year ended December 31, 1995. As noted in the December 31, 1995 Management Discussions and Analysis, future capitalization of computer system product development costs primarily in connection with the BFM system would be substantially reduced during the 1996 period, as compared to 1995 due to the Company completing at the end of 1995 the final programming of its BFM Systems. The Company during the three months ended March 31, 1995 received a $34,271 payment from its insurance carrier on an automobile that was destroyed in an accident.

For the years ended December 31, 1996 and 1995 cash provided by financing activities amounted to $2,740,372 and $682,843, respectively. For the year ended December 31, 1996 the Company received $400,000 in connection with the sale of 1,000,000 shares of common stock to investors and borrowed from shareholders approximately $478,000 net of repayments. During December 1996 the company sold 550,000 units for $2,001,068. Each unit is comprised of one (1) share of common stock and two (2) stock purchase warrants. Each warrants entitles the holder to purchase one (1) share of common stock at $8.00 per share until August 31, 1997 and thereafter at $10 per share. The warrants expire August 31, 1998. Furthermore, during the year ended December 31, 1996 the company repaid a line of credit which amounted to $50,000. The Company incurred costs amounting to $25,046 in connection with registering shares of common stock and warrants pursuant to contractual obligations with certain stockholders. At December 31, 1996, the company accrued $15,000 of dividends for Series 1 preferred stock as required under the terms of the preferred stock.

At December 31, 1996 the Company's outstanding debt with respect to borrowings amounted to $922,142. The Company expects to repay, and in some cases is obligated to repay, such debt from the first proceeds received upon the exercise of the Class B and C Warrants. If such proceeds are insufficient, the Company expects to be able to make repayments from internally generated funds or additional public or private sales of its securities.

MANAGEMENTS'S PLAN

Since 1974, the Company has conducted a series of research programs and studies on memory-enhancing drugs. In these programs, a series of tests have been used which are useful for the establishment of the cause and degree of memory disturbances. The Company has written software programs which it believes make these tests cost-effective and acceptable to third parties. Furthermore, the Company provides telephone services for the diagnosis of brain disorders. These services were enhanced with new hardware and software to be useful for the diagnosis of memory-disturbed patients. The Company has been developing tele-neuropsychiatry systems to be applied in multi-national clinical trials. The existing hardware/software for these systems was also modified for the diagnosis of memory disturbances. The Company also has databases for use in diagnosis and for prescribing drugs. The databases related to memory disturbances (e.g. age-associated memory disturbance and different types of dementia, such as Alzheimer's) and to memory drugs (e.g. cognitive activators, psychostimulants, anti-Alzheimer's drugs) were prepared for use in the diagnosis and treatment of memory disturbances.

All of this work set the stage to set up a wholly-owned subsidiary, Memory Centers of America(TM), Inc. (MCA). To test the validity and reliability of the Company's proprietary hardware and software in day to day practice and to provide multi-disciplinary diagnostic and therapeutic help for people who suffer from memory impairment, the Company has established two "Memory Centers
(TM)" in collaboration with Manhattan Westchester in New York City, and Tarrytown, New York as pilot centers. The Company intends to have 10 Memory Centers opened by the calendar year 1997. These centers are to be operated under expert medical supervision which will include up-to-date diagnostic tools so as to provide the best available treatment. In January 1997, the Company hired an experienced executive as President and CEO of Memory Centers, Inc.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

MANAGEMENTS'S PLAN (Cont'd)

The intended development of these Memory Centers (TM) requires substantial amounts of capital without any assurance that they will be successful. Depending on size and location, the Company estimates that each facility would require between $150,000 and $200,000 for equipment, leasehold improvements, and working capital, including corporate overhead attributable to operating the Memory Centers. Therefore, the Company estimates that its short term capital requirements for 10 fully functioning Memory Centers will be in the range of $1,500,000 to $2,000,000.

During December 1996, the Company completed a private placement of its securities which provided $2,001,618. Approximately 75% of the proceeds of this private placement are intended to be used for the initial development and expansion of the number of Memory Centers (TM), including advertising, working capital and new management. In addition, the Company has earmarked $600,000 raised from the exercise of Warrants in March 1997 for this purpose. The balance of the funds from the private placement are intended to be used to enhance management of the Company and to promote the products and services for HZI. The Company intends to set up 100 centers within the next 5 years if the pilot program is successful and only if additional capital can be raised. Long term capital requirements for these centers based on the same assumptions as set forth above, could range from $15,000,000 to $20,000,000. The Company intends to raise such capital through public and private sale of its securities as well as by debt financing. Additionally the Company is exploring joint ventures and strategic alliances with other Companies. No assurance can be given that such capital will be raised or that strategic alliances or joint ventures will be formed.

The Company demonstrated and reported in a scientific periodical that a double dose of a plant extract product sold by the Company's largest customer has more CNS effects and thus, should be more therapeutically effective than that of the current marketed dose. This has resulted in this customer making new commitments to the Company. In this connection the Company received, from this customer, as of December 31, 1996 $100,000 to support the efforts of an Advisory Committee, of a prominent international health organization, to develop an Alzheimer study protocol, as well as commitments for $285,000 to continue its statistical analysis work on its (CNS) effects of the plant extract product. Management believes that this recent significant support by the Company's largest customer will have a positive effect on future business. The Company, during the fourth quarter of 1996, also obtained a new contract ($140,000) from a U.S. pharmaceutical company to conduct a QPEEG study to establish the effective dose for this new clients product.

In January, 1995, the Company entered into a joint venture arrangement with Tena, Ltd. in Istanbul, Turkey, for the purpose of further research and development of the Company's products and the marketing and sales of its products in the Mid-East, former U.S.S.R. countries and in other geographical areas in which the Company has no distribution. Each project assigned to the joint venture requires a statement of work to be completed, and a budget with funding responsibility to be decided by the respective parties. The Company entered into this joint venture anticipating that certain of its products could be developed by the joint venture at a costs below that attainable in the United States. While no development work has been assigned to Tena to date Tena is involved in marketing the Company's products. Accordingly, there are presently no capital or other funding requirements anticipated with respect to this venture.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

MANAGEMENTS'S PLAN (Cont'd)

The Company intends to submit 510(k) applications to the FDA between the latter part of 1997 and mid 1998 with respect its EEG/EP Amplifier, HZI Electrode Headset and Digital EEG System Software. Two of the products require improved prototypes and the software product is in the final testing stage. The aggregate cost for finishing the products and completing the 510(k) applications is estimated at $70,000, which funds will be derived from currently available working capital raised in a recent private offering.

The Company will meet its future cash requirements for its general corporate overhead and its HZI operations for at least the next twelve months through cash flow from operations based on its current contract backlog amounting to $748,000 at December 31, 1996, future contracts currently under negotiation and $500,000 of the $2,001,618 received during December 31, 1996 as a result of selling 550,000 units in a private placement.

The Company does not presently have any long term capital commitments for its HZI and general corporate operations and does not expect to have major capital expenditures for these activities.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. Forward-looking Statements made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as the factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

      SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS APPEARING IN THE CONSOLIDATED FINANCIAL STATEMENTS ANNEXED HERETO.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 29, 1995 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting respectively, the resignation of its previous accountants Bernard Wolper, CPA and the engagement of Scarano and Lipton, PC. There were no disputes or disagreements with respect to accounting or financial disclosure. This report is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

      The following table sets forth the names and positions of the executive officers and the directors of the Company.

    Name                                Age      Position with the Company
    ----                                ---      -------------------------

Turan M. Itil                            72      Chairman, CEO, President and
                                                 Director of the Company and
                                                 Chairman and Director of  HZI

I. Ronald Horowitz                       74      Vice Chairman and Director of
                                                 the Company
Kurt Z. Itil                             38      Director of the Company and
                                                 Director, President and CEO of
                                                 HZI

Pierre LeBars(1)                         44      Director and Executive Vice
                                                 President of the Company and

                                                 Executive Vice President
                                                 of HZI

Jonathan E. Raven                        46      Director and Executive Vice
                                                 President of the Company and
                                                 President and CEO of Memory
                                                 Centers(TM)

Aileen A. Kunitz(1)                      54      Vice President, CFO and
                                                 Director of the Company and
                                                 Director of HZI

Evelyn Sommer, Esq.(2)                   70      Director of the Company

Richard Katz, Esq.(1) (2)                53      Director of the Company and HZI

Joseph DioGuardi, CPA(1) (2)             56      Director of the Company

----------
(1)   Member of Audit Committee
(2)   Member of Compensation Committee

Each director is elected for a period of one year at the Company's Annual Meeting of Shareholders and serves until his successor is duly elected by the shareholders. Officers are appointed and serve at the will of the Board of Directors subject to the terms of any employment agreements. Except for Mrs. Sommer who will receive $ 1000 for each Board meeting attended, the Company does not currently pay any cash or other compensation to directors for serving in that capacity.

TURAN M. ITIL, M.D. has been Chairman of the Board and Director of the Company since November 23, 1994 and Chairman of the Board and a Director of HZI, the Company's medical research subsidiary since he founded HZI in 1974. In January 1997, upon the resignation of Ronald Horowitz as President, Dr. Itil resumed the Presidency of the Company. Dr. Itil is a neurologist/psychiatrist with special interests in electrophysiology (brain electrical activity studies) and psychopharmacology (psychotropic drug treatment and research). Dr. Itil is Honorary Chairman of the Board of the New York Institute for Medical Research, a not-for-profit organization.

Dr. Itil was Dozent (Associate Professor) of the University of
Erlangen-Nurenberg, Germany for two years; Associate Professor and Full Professor of the University of Missouri for ten years; and Full Professor at New York Medical College for sixteen years. At present, he is Clinical Professor at New York University Medical Center.

Dr. Itil was appointed a member of the World Health Organization Expert Advisory Panel in October 1995; he is also Past-President of the American Psychiatric Electrophysiology Association; Vice President, International Pharmaco-EEG Society; Secretary General, Academia, Medicinae & Psychiatriae Foundation; Co-Editor, Journal of Integrative Psychiatry; on the Board of Examiners of the American Medical EEG Association. He is a Life Fellow of the American Psychiatric Association and American College of Neuro-psychopharmacology. Dr. Itil is on the Editorial Board of more than 15 scientific journals; Board Member of Mental Hygiene of the State of New York. Dr. Itil has written/edited seven books and is the author of more than 522 scientific articles. Dr. Itil is the owner of 13 patents issued and has four patent applications pending. Seven of the patents owned by Dr. Itil have been assigned to HZI and six others have been assigned to major drug companies.

I. RONALD HOROWITZ, ESQ.

I. Ronald Horowitz, became Vice Chairman, President and Director of the Company in 1995. Mr. Horowitz has been a practicing lawyer and member of the New York Bar for over 40 years. From 1974 to 1977 he was President and Vice Chairman of the Board of Vagabond Hotels Inc., a publicly held West Coast chain of 56 hotels and motels. From 1969 to 1972 he was President of Paramount Studios Inc. a motion picture company. From 1970 to 1972 he was President of Paramount Immobiliare a joint venture between Paramount Studios and Societa Immobiliare, Italy's largest real estate Company and from 1967 to 1969 he was Executive Vice President and Chief Operating Officer of Gulf & Western Realty Corp. Mr. Horowitz served as President from September, 1995 to January, 1997.

Mr. Horowitz is a Fellow of Academia, Medicinae and Psychiatriae Foundation and has also served as Justice of the Peace for the City of Stamford, Connecticut, special counsel for the New Haven Railroad and was a Trustee of Grand Central Hospital in New York City. He has also been active as a private investor.

KURT Z. ITIL, Ph.D. (Honorary) has been a Director of the Company since November 23, 1994 and has been President of HZI since 1983 and a Director of HZI since 1982. In 1981, Dr. Itil graduated from Boston University (B.A. - Psychology). He obtained an honorary Doctorate of Philosophy from Medicina Alternativa based on his publications and his contribution to science. Dr. Itil has participated in business and management seminars at the Massachusetts Institute of Technology. He was Vice President of HZI from 1977-1980. Dr. Itil was Vice President (Sales & Marketing) of the International Drug Experts Associates from 1981-1982.

Dr. K. Itil is a Fellow of Academia, Medicinae and Psychiatriae Foundation and a Member of the American Psychiatric Electrophysiology Association. Dr. Itil has more than 45 scientific publications to his credit. Dr. Kurt Itil is the son of Dr. Turan M. Itil.

PIERRE LE BARS, M.D., Ph.D. has been a Director and Executive Vice President and Chief of Research and Development of the Company since November 23, 1994 and has been Executive Vice President and Chief of Research and Development of HZI since 1992.

Dr. Le Bars obtained his M.D. in 1978 in France. Subsequently, he obtained his Ph.D. in Neurophysiology from the University of Picardie and Pierre et Marie Curie in France. He became a Research Fellow in 1988 at New York Medical College. Since 1991, Dr. Le Bars has been employed by HZI as Vice President for Research and Development and since 1993, as Executive Vice President. Dr. Le Bars also has an appointment as a Research Fellow at Massachusetts Mental Health Center of the Harvard Medical School since 1992. Dr. Le Bars is Assistant Editor of the journal of Integrative Psychiatry. He is a member of numerous French and U.S. professional societies and author/co-author of a series of scientific publications. Dr. Le Bars is the son-in-law of Dr. Turan Itil.

JONATHAN E. RAVEN. Mr. Raven became a Director and Executive Vice President of the Company and President and CEO of MC Inc. on January 6, 1997. From 1981 to 1996, Mr. Raven was employed by NuVision, Inc. of Flint, Michigan, starting as General Counsel in 1981 and becoming President and Chief Operating Officer in 1990. NuVision, upon its acquisition by American Vision Centers, Inc. in June 1995, was a multi-state optometric and optical provider through mall-based and group vision care delivery systems including manufacturing and distribution of custom eyewear with annual system-wide revenues of $90 million. Mr. Raven received a Bachelor of Arts, cum laude from Western Michigan University in Kalamazoo, Michigan in 1972 and Juris Doctor from the University of Michigan Law School in Ann Arbor, Michigan in 1975. Mr. Raven has been a licensed attorney since 1975. From 1975 to 1981, he was engaged in the private practice of law with the Lansing, Michigan law firm of Foster, Swift, Collins & Smith, P.C., of which he became a partner in 1981.

JOSEPH DIOGUARDI, CPA. Mr. DioGuardi became a Director of the Company in March 1996. Since leaving Congress in 1989 Mr. DioGuardi established Truth In Government, a non-partisan foundation, through which he continues his activities for federal fiscal reforms. From 1985 to 1989 Mr. DioGuardi was a member of the U.S. Congress for New York's Twentieth Congressional District. While in Congress he was Member, Committee on Government Operations; Ranking Minority Member, Subcommittee on Employment and Housing; Member, Committee on Banking, Finance and Urban Affairs; Chairman, House Republican Research Committee Task Force on Federal Budgeting and Financial management. From 1962 to 1984 he was with Arthur Andersen & Co., the international accounting, auditing and consulting firm, where he was a tax partner from 1972, responsible for Public and Non Profit Sectors. He received a Bachelor of Science Degree with honors from the College of Business Administration of Fordham University in 1962. Mr. DioGuardi is presently acting as "Special Assistant" to the Chairman.

RICHARD A. KATZ, ESQ. has been a Director of the Company since November 23, 1994 and has been a Director of HZI since 1994. Mr. Katz graduated from Hunter College in June, 1964 (B.A.) and Brooklyn Law School, June 1967 (L.L.B.). He was admitted to the New York State Bar on December 18, 1967 and admitted to both the Southern and Eastern Federal District Courts and has been a practicing attorney since that time. Mr. Katz has been a partner in the law firm of Opton Handler Gottlieb Feiler & Katz which firm serves as counsel to the Company since January 1, 1995. From January 1, 1994 to December 31, 1994 he was counsel to the firm. Prior to January 1994 thereto and for a period of 23 years he was a partner in the New York law firm of Garrell Siegal & Katz. Mr. Katz is President of the New York Institute for Medical Research.

AILEEN A. KUNITZ was a Director, Vice President and Chief Financial officer of the Company from November 23, 1994 until September 1995 when she resigned as Chief Financial Officer but continued her employment with HZI and the Company as Vice-President and Director of the Company. In January 1996, she resumed responsibility as Chief Financial Officer. Mrs. Kunitz joined HZI in 1974 as a Research Coordinator. In 1976 she became Chief Research Coordinator. In 1980 she was appointed Administrator; in 1984 she became Executive Administrator and in 1990, Vice president of Finance. She studied mathematics at the University of Detroit and received training in EEG technology through Wayne University in Detroit, Michigan and was employed by the University of Missouri as a Technologist from 1968 - 1974.

EVELYN SOMMER, ESQ. has been a Director of the Company since March, 1996. Ms. Sommer graduated from Hunter College (A.B. 1945) and from Brooklyn Law School (LLB 1955). She concentrates in patent and intellectual property law and has been Adjunct Professor, Intellectual Property Law, Quinnipiac College School of Law since 1983. She joined Skadden, Arps, Slate, Meagher and Flom's Intellectual Property Department in 1993 after 20 years as Chief Patent and Trademark Counsel to Champion International Corporation, a Fortune 100 company based in Stamford, Connecticut.

Employment Arrangements

Dr. Turan M. Itil entered into an employment agreement with the Company, effective September 20th, 1995, providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter unless either party notifies the other in writing at least 30 days before the end of the initial term or any month thereafter, of its intention to cancel. Other principal terms of the agreement provide that on each anniversary date of this agreement, Dr. Itil's salary shall be increased in good faith negotiations between Dr. Itil and Company taking into consideration such factors as the financial condition of the Company, and the quality and extent of Employee's services hereunder during the prior year. In addition the Company agrees to review the services rendered by Dr. Itil at least annually and, at the discretion of the Board of Directors of the Company, exercised in good faith and, depending upon the financial condition of the Company and Dr. Itil's performance during the period, award bonuses, either directly or by way of contributions to a deferred compensation plan in an amount to be determined by the Board. Dr. Itil waived $146,347 of his base salary for the year ended December 31, 1995. Dr. Itil has waived negotiations for salary increase for 1996.

The Company is required to maintain a life insurance policy on the life of Dr. Itil, in the amount of $1,000,000 payable to his designated beneficiary (but has not yet done so) and to provide Dr. Itil with a car and driver. Dr. Itil waived the life insurance requirement for the years ended December 31, 1995 and 1996.

Dr. Pierre Le Bars entered into an employment agreement with the Company, effective December 7, 1994, providing for a base salary of $100,000 per year. The agreement is for an initial term ending January 1, 2000 and is renewable on a year to year basis thereafter unless either party notifies the other in writing at least six months before the end of the initial term or any year thereafter, of its intention to cancel. Other principal terms of the agreement provide that effective January 1 of each year he shall be entitled to a 10% salary increase. In addition, he shall be entitled to an annual bonus equal to at least fifty percent (50%) of his base salary, provided that the Board of Directors determines that he has met performance goals which were approved by the Board at the beginning of each year. If a change in control of the Company occurs, and if within five

(5) years thereafter Dr. Le Bars' contract is terminated (other than for cause, death or disability), he shall be entitled to a lump sum payment equal to five
(5) times his gross annual compensatory salary at the rate in effect when notice of termination is given, and any bonuses commissions and stock options to which he would normally be entitled.

For the three year period after such termination, the Company shall arrange to provide him with life and health insurance benefits substantially similar to those which he was receiving immediately prior to the notice of termination. A change in control shall be deemed to have occurred when a person or entity acquires 51% or more of the combined voting power of the Company's then outstanding securities, or as a result of, or in connection with, any tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing the persons who were directors of the Company immediately before such a transaction shall cease to constitute a majority of the Board of the Company or any successor to the Company.

IRH Corporation, a personal service company owned by I. Ronald Horowitz, entered into an employment agreement with the Company effective July 1, 1995 pursuant to which it will supply the services of Mr. Horowitz to act as a business consultant to the Company for a five year period at an annual retainer of $75,000 per year, which amount was reduced, by mutual agreement, to $30,000 effective June 1, 1996. Mr. Horowitz subsequently agreed to serve as Vice Chairman and President of the Company with no additional compensation. On September 19, 1995 Mr. Horowitz was granted a seven year Incentive Stock Option to purchase 250,000 shares of the Company's Common Stock at $.10 per share. In January, 1997 Mr. Horowitz resigned from the position of President of the Company.

Jonathan E. Raven entered into an employment agreement with the Company, effective January 6, 1997, providing for $150,000 in salary in the first year of the contract, $225,000 in the second and third years, subject to an increase in year three by an amount consistent with the CPI as compared to the prior year. The agreement is for an initial term ending January 1, 2000 and is renewable on a year to year basis thereafter unless either party notifies the other in writing, at least 12 months before the end of the initial term of any year thereafter, of its intention to cancel. Mr. Raven was granted Incentive Stock Options to purchase up to 500,000 shares of the Company's Common Stock at the lower of $7.00 per share or fair market value, 200,000 of which vest as of January 6, 1997 and 150,000 vest on each of the first and second anniversary of such date. The Company has agreed that, at Mr. Raven's discretion, the national administrative office of MC Inc. may be located within the general metropolitan area of Lansing, Michigan. The agreement further provides that if the Company or MC Inc. transfer to any other person substantially all of its business and assets by merger, consolidation, sale of assets or otherwise, they must transfer its obligations under the agreement to such other Person and such other Person must accept such transfer and assume the obligations under the agreement.

Aileen A. Kunitz entered into an employment agreement with the Company effective January 1, 1997 providing for annual base salary of $ 85,000. She shall be entitled to receive an incentive compensation bonus, based on performance, during the term of the agreement pursuant to an annual executive incentive plan to be developed by the Company. The Executive Committee of the Board of Directors has a right to reduce the base salary by up to 10% for failure to meet annual goals to be set with respect to revenues and expenses. The agreement is for initial term ending January 1, 2000 and is renewable on a year to year basis thereafter unless either party notifies the other in writing at least 3 months before the end of the initial term, or any year thereafter, of its intention to cancel. The agreement further provides that if the Company transfers to any other Person substantially all of its business and assets by merger, consolidation, sale of assets or otherwise, they must transfer its obligations under the agreement to such other Person and such other Person must accept such transfer and assume the obligations under the agreement.

Joseph DioGuardi, a Director of the Company, has, since November 16, 1996, acted as a Special Assistant to the Chairman of the Company working on various financial projects and business plans in connection with private placements, the Registration Statement of which this Prospectus is a part, as well as the development of budgeting, accounting, reporting and management information systems. This arrangement, which is not the subject of a written agreement, provides that Mr. DioGuardi works a minimum of 30 hours per week, and receives compensation of $ 10,000.00 per month, and that it may be terminated at any time by the Chairman of the Company.

The Company's employment agreements with Dr. Itil, Dr. Le Bars, IRH Corporation, Jonathan Raven, Aileen Kunitz, and employment arrangements with other significant employees impose customary confidentiality obligations.

Executive Compensation

The following table sets forth the aggregate cash and cash equivalent forms of compensation paid by the Company during the last three fiscal years for services in all capacities to those persons who were as of December 31, 1996, the Chief Executive Officer and each of the most highly compensated officers (a total of one person), to the extent each earned more than $ 100,000 in salary and bonus.

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                                                                                  AWARDS

Name &                                                                            Other               # Shares
Principal                                                                         Annual              Underlying         All Other
Position             Year                 Salary              Bonus               Compensation(1)     Options         Compensation

--------             ----                 ------              -----               ---------------     -------         ------------

Turan Itil           1996                 $250,000            ---                  ---                 ---                  ---
                     1995                 $106,653(2)         ---                  ---                 ---                  ---

CEO                  1994                 $255,000            ---                 $11,000              ---                  ---

Pierre
LeBars               1996                 $112,000            $50,000              ---                 ---                  ---
Executive            1995                 $100,000(3)          ---                 ---                 ---                  ---
Vice
President

----------
(1) Does not include an annual car allowance of $ 9,000 for Dr. Itil and $ 6,000 for Dr. LeBars.

(2) For the year ended December 31, 1995 Dr. Itil waived $ 146,347 of his $ 250,000 base salary.

(3) For the year ended December 31, 1995 Dr. Le Bars waived $ 5,857 of his $ 100,000 base salary.

Stock Option Plan

On November 23, 1994 the Company adopted a stock option plan (the "Plan") providing for the granting of options to purchase up to 1,500,000 shares of the Company's common stock. Options granted pursuant to the Plan may be either incentive options or non qualified stock options. Incentive stock options may be granted to persons who are employees or officers of the Company. Non-statutory stock options may be granted to employees, officers, non-employee directors and consultants to the Company.

The Plan provides for its administration by a committee chosen by the Board of Directors which committee shall have full discretionary authority to determine the number of shares to be granted and the individuals to whom, the times at which, and the exercise price for which options will be granted. In the case of statutory stock options the committee's authority to establish the terms and conditions of such options including, but not limited to their exercise price, shall be subject to restrictions imposed by Section 422 of the Internal Revenue Code. Options for 250,000 and 500,000 shares have been granted under the Plan respectively to Mr. Horowitz in September, 1995 and Mr. Raven in 1997. See "Employment Arrangements". No options were granted for the year ended December 31, 1996.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 1997 with respect to shares of Common Stock of the Company beneficially owned by each director of the company, each executive officer of the Company and by all officers and directors as a group, and by persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock.

Name and Address                          Amount and Nature of                               Percentage
of Beneficial Owner (1)(2)                Beneficial Ownership (2)                           of Class
--------------------------                ------------------------                           ----------
Turan M. Itil,                            941,700 (3)(4)(8)                                   12.02%
Chairman, President and Director

I. Ronald Horowitz,                       250,000 (6)(8)                                       2.98%
Vice Chairman and Director

Kurt Z. Itil,                             1,259,300 (4)(8)                                    15.50%
Director

Eleonore Itil                             566,000 (4) (5)(8)                                   6.96%

Pierre Le Bars,                           210,000 (4)(8)                                       2.58%
Executive Vice President and Director

Aileen A. Kunitz,                         86,400 (4)(7)(8)                                     1.06%
Vice President, CFO and Director

Richard Katz,                             214,500 (4)(8)(9)                                    2.64%
Director



Name and Address                          Amount and Nature of                               Percentage
of Beneficial Owner (1)(2)                Beneficial Ownership (2)                           of Class
--------------------------                ------------------------                           -----------

Evelyn Sommer,                            1,000                                              *
Director

Joseph DioGuardi,                         1,000                                              *
Director

Yasmin Itil Le Bars                       798,000 (4)(8)                                     9.82%

Jonathan E. Raven                         400,000 (10)                                       4.69%
Executive Vice President
and Director

Trinity American Corporation              2,693,598 (11)                                     28.46%
800 North Kings Highway
Cherry Hill, New Jersey 08034

Lancer Partners, LP                       2,550,000 (12)                                     27.64%
Lancer Offshore, Inc.
Michael Lauer, General Partner
200 Park Avenue
New York, NY

All directors and officers of the         3,363,900                                          41%
Company as a group (9 individuals)

* Less than 1%

(1) Unless otherwise noted, the addresses of all persons listed above are in care of the Company.

(2) Each of the persons named in the table disclaims beneficial ownership of the shares of the Company's Common Stock owned by such person's spouse or by his or her children.

(3) Includes 40,000 shares of Common Stock currently issuable upon conversion of a promissory note. See "Certain Transactions".

(4) Each of these persons are party to a Voting Trust Agreement expiring in January 2012, pursuant to which the Trustee, Turan M. Itil has the exclusive right to vote such shares or give written consents in lieu of voting at all meetings of the Company's shareholders, and in all proceedings where the vote or written consent of shareholders may be required or authorized by law. Turan M. Itil is the Trustee through 2002 and Kurt Z. Itil becomes the Trustee thereafter. Kurt Z. Itil is also the Successor Trustee in the event of the resignation or death of Turan M. Itil prior to 2003.

(5) Mrs. Le Bars is the wife of Pierre Le Bars and the daughter of Turan M. Itil. Mrs. Itil is the wife of Turan M. Itil and the mother of Mrs. Le Bars.

(6) Includes 250,000 options currently exercisable at $.10 per share, expiring June 30, 2002.*

(7)   Includes 1,400 shares owned by Mrs. Kunitz' son.

(8) In connection with a recent private placement of the Company's securities in the aggregate amount of $ 2 million each of these persons entered into "lock-up" agreements prohibiting the sale of their shares for a one (1) year period commencing November 22, 1996.

(9)   Includes 67,500 shares owned by Mr. Katz' son.

(10) Includes 200,000 options currently exercisable at the lower of $7.00 per share or fair market value on January 6, 1997, expiring January 5, 2007, and 200,000 Class C Warrants currently exercisable at $2.00 per share acquired from Trinity American Corporation.* See "Certain Transactions".

(11) Includes 451,000 Class B Warrants currently exercisable at $1.00 per share and 251,000 Class C Warrants currently exercisable at $2.00 per share, both of which expire June 30, 1997; 250,000 shares of Class B Series 2 Preferred Stock currently convertible into 50,000 shares of common stock; $ 350,000 of loans currently convertible into 587,500 shares of common stock; and 16,666 shares of common stock owned by each of three adult sons of Abraham Salaman, the President and sole shareholder of Trinity American Corporation. * See "Certain Transactions".

(12) Includes 1,100,000 currently exercisable warrants, each of which entitles the holder to purchase one additional share of Common Stock at $8.00 per share until August 31, 1997 and at $10.00 per share thereafter and until August 31, 1998, the expiration date of the warrants.* See "Certain Transactions".

* A currently exercisable option, warrant or conversion privilege is one which is exercisable within 60 days from the date hereof.

      The percentage calculation for each of the named persons or entities is based upon 8,123,807 common shares outstanding as of March 31, 1997 plus the number of shares underlying currently exercisable options, warrants or conversion privileges held by the identified or entity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

The Company, from December, 1989 until November 25, 1994 utilized an office provided on a rent free basis by Monroe Arndt, its former president at 45 North Main Street, Marlboro, New Jersey.

On October 25, 1994, the Company issued to Trinity American Corporation ("Trinity"), 120,000 post-split shares of the Company's Common Stock in consideration of Trinity's identifying HZI as a potential acquisition candidate for the Company. Previously, on March 24, 1994, HZI received a bridge loan of $ 75,000 from Trinity. It was subsequently agreed pursuant to the March 24, 1994 agreement that HZI shall have no responsibility for the repayment of such bridge loan because certain financing was not timely arranged by Trinity. On November 23, 1994, Trinity contributed $ 400,000 to the Company's capital account with no further issuance of stock. In December 1994, the Company and Trinity reached an agreement whereby in consideration for the $ 400,000 paid on November 23, 1994 two classes of preferred stock were issued to Trinity. See "Risk Factors Possible Issuance of Preferred Stock" and Note 11 of "Notes to the Consolidated Financial Statements". Abraham Salaman is the President and sole shareholder of Trinity American Corporation.

By a Stock Purchase Agreement dated as of October 25, 1994, Mr. Arndt agreed to sell 556,000 of his post-split shares of the Company's Common Stock to Trinity, for a purchase price of $40,000, which shares were transferred to Trinity immediately upon the completion of the Company's acquisition of HZI. Trinity has the right to transfer a portion of the shares purchased to other nonaffiliated persons.

Services Provided By Affiliates

HZI subcontracts material amounts of its patient testing performed in connection with servicing contracts to New York Institute, a not for profit medical research entity. Richard Katz, a director of the Company is President and Dr. Itil, the Company's Chairman is honorary Chairman of New York Institute (NYI). Expenses incurred with such contractor for the years ending December 31, 1996 and 1995, respectively, were $ -0- and $ 40,715, respectively. Net payables to this contractor amounted to $ -0- and $ 37,583 at December 31, 1996 and 1995, respectively.

During 1994, HZI's subsidiary Tele-Map, Inc. and Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") entered into an arrangement whereby Manhattan Westchester would provide medical consulting services to HZI's TeleMap business. This arrangement was suspended during 1995 and reactivated in 1996. Manhattan Westchester currently provides medical consulting services to the Company and its subsidiaries. Services provided by Manhattan Westchester to HZI's Tele-Map business for the years ended December 31, 1996 and 1995 amounted to approximately $ 14,000 and $ 15,400, respectively. Manhattan Westchester is controlled by the Company's Chairman.

Revenues from Affiliates

The Company charges NYI, as well as Manhattan Westchester for the use of certain employees and office and laboratory space of the Company. Manhattan Westchester and NYI are under the common control of the Company's Chairman. Net revenues from these affiliates for the years ended December 31, 1996 and 1995 amounted to $ 65,782 and $ 186,123, respectively.

Stockholders Notes and Loans:

                                          December 31, 1996

Notes Payable bearing an interest
    of 5% to 9% *                             $ 550,000
Non interest bearing loans and
payables (i), except for                        108,687
$ 20,000 which bears interest at
10% per annum

Non interest bearing loan payable               200,000
                                              ---------
                                              $ 858,687
                                              =========

i) Stockholder notes and loans payable relates to advances made to HZI and NYI Chairman of the Board which are due on demand. Furthermore, pursuant to the terms of the note dated January 30, 1996 which amounted to $ 20,000, said note can be converrted into 40,000 shares of Common Stock.

On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into agreements with Trinity to borrow $ 100,000, $ 40,000, $ 60,000 and $ 75,000 respectively. The $ 100,000 and $
60,000 loans have an interest rate of 9% per annum, respectively, and were due in nine months from the date of issuance, including accrued interest. The $ 40,000 and $ 75,000 loans have an interest rate of 10% and are due within 90 days and nine months, respectively, from the date of issuance including accrued interest. Trinity and the Company agreed to extend the due dates of the above loans to September 30, 1997 or the date the Class B and C warrants are exercised in their entirety, if prior to September 30, 1997. As additional consideration for the $ 100,000 loan, the Company agreed to issue 16,666 shares of restricted common stock to each of the President of Trinity's three sons for a total of 49,998 shares. Further, the agreements give Trinity the option to convert said loans into 550,000 shares of common stock.

On February 5, 1996, the Company borrowed an additional $ 50,000 from Trinity which is due on demand. This loan has an interest rate of 10% and was repaid during April, 1996.

On November 16, 1995, the Company entered into a letter agreement with SRS Partners, a partnership affiliated with Trinity to borrow $ 25,000. The loan which had an interest rate of 9%, and was due within nine months. As of December 16, 1996 the maturity date was extended to December 31, 1998 and interest was reduced to 5%.

On September 13, 1996, the Company borrowed $ 50,000 from Trinity, which is payable from any future private placement proceeds. Said loan bears interest at 9.5% per annum. Further, the loan agreement gives Trinity the option to convert each $ 4.00 of debt into one (1) unit. Each unit will consist of one (1) share of Common Stock of the Company and two (2) Stock Purchase warrants. Each warrant is exercisable into one (1) share of common stock of the Company at $ 8.00 per share until August 31, 1997, thereafter $ 10.00 per share. The Stock Purchase Warrants expire on August 31, 1998. As of December 16, 1996 the maturity date was extended to December 31, 1998 and the interest rate reduced to 5%.

Manhattan Westchester is a professional corporation of which Dr. Turan M. Itil, Chairman of the Company owns the majority of shares outstanding.

As of December 31, 1996 Dr. Itil was the personal guarantor of bank loans to the Company in the amount of approximately $ 18,500. The Company has agreed to indemnify Dr. Itil should he be called upon for payment pursuant to such guarantee.

In October and November 1995, Dr. Itil loaned the Company an aggregate of $ 65,000 with interest payable at 10%. $ 25,000 was repaid in January 1996, $ 20,000 was repaid in February 1996, and interest was waived. The $ 20,000 balance of the loan is convertible into 40,000 shares of the Company's Common Stock.

In December 1995 the Company sold an aggregate of 1,000,000 shares of Common Stock to four investors for $ 250,000. Each investor purchased the respective number of shares set forth under "Selling Stockholders". As a condition of this private placement Dr. Itil and his wife each contributed 200,000 shares of the Company's Common Stock owned by them to the treasury of the Company for cancellation.

During February 1996, Trinity loaned the Company $ 125,000. In April 1996, upon receipt of the funds received from the sale of common stock Trinity was repaid $ 50,000 towards these loans.

In March 1996, the Company sold 333,333 shares of Common Stock to Anker Bank, Zurich, Switzerland for $ 133,333 and in April the Company sold 333,333 shares of Common Stock to Risco Investment Trust, c/o Avi Herson for $ 133,333 and 333,334 shares of Common Stock to Georges Hauchecorne for $ 133,334. All of these sales were made to foreign investors. Subsequently, these shareholders each sold 300,000 of their shares respectively to Four Acres Limited, Jersey, Channel Islands; Meadowbrook Investments, Ltd., Nevis, West Indies; and J.L.B. Equities, Inc., Elmsford, New York. Subsequently, J.L.B. Equities, Inc., which had purchased 250,000 shares of the Company's Common Stock in the December 1995 private placement and purchased 300,000 additional shares from the above referenced foreign investors sold an aggregate of 500,000 of the 550,000 shares which it owned to Lancer Partners, L.P. and Lancer Offshore, Inc. The Company agreed to include all of the 900,000 shares sold by as well as the aggregate of 100,000 shares retained by Anker Bank, Risco Investment Trust and Mr. Hauchecorne, in a Registration Statement filed with the Securities and Exchange Commission (the "Registration Statement"). Accordingly, all of the foregoing shares, namely, 900,000 shares sold by the foreign investors, 100,000 shares retained by the foreign investors, 500,000 shares sold to Lancer Partners L.P. and Lancer Offshore, Inc, by J.L.B. Equities, Inc. and the 50,000 shares still owned by J.L.B. Equities, Inc. (an aggregate of 1,550,000 shares) may be sold at such time as the Registration Statement becomes effective.

In May 1996, the Company borrowed $ 200,000 from Elvena, Inc., a shareholder of the Company. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As additional consideration the Company issued 66,666 shares of restricted common stock to Elvena, Inc. These shares may be sold pursuant to the Registration Statement. In July 1996, Elvena loaned the Company an additional $ 100,000 in a non-interest-bearing loan. Both of the foregoing loans from Elvena, originally for periods of twelve months, have been extended to the earlier of the date the Class B and C Warrants are exercised in their entirety, or December 15, 1998.

In July 1996, J.L.B. Equities, a shareholder, loaned the Company $ 100,000. This loan bears interest at 9% per year, payable monthly, and is payable in July 1997.

On August 14, 1996, Dr. Itil and his wife Eleanore Itil, each contributed 12,500 shares of the Company's Common Stock owned by them to the National Ethnic Albanian-American Foundation, Inc. ("Foundation"), a nonprofit corporation organized exclusively to receive and administer funds for religious, charitable, scientific, literacy and educational purposes. Joseph J. DioGuardi, a director of and a consultant to the Company is a director and President of the foundation.

In September 1996, Trinity American Corporation loaned the Company $ 50,000. This had an interest rate of 10% per year which, effective December 16, 1996, was reduced to 5%. The loan, originally payable within one year, has been extended to the earlier of the date the Class B and C Warrants are fully exercised or December 15, 1998.

In December 1996 the Company sold an aggregate of 550,000 Units for an aggregate of $ 2,000,000 ($3.63 per Unit) to three investors in a private placement as follows: Lancer Partners, L.P. 269,755 shares; Lancer Offshore, Inc. 275,749 shares; and Michael Lauer, general partner of Lancer Partners, L.P. 4,496 shares. Each Unit consists of one share of Common Stock and two Warrants, each of which entitles the holder to purchase one additional share of Common Stock. The 1,100,000 Warrants included in the Units are exercisable at $ 8.00 per share until August 31, 1997 and at $ 10.00 per share thereafter and until August 31, 1998, the expiration date of the Warrants. The purchasers of the Units have not been granted registration rights with respect to the Units and none of the Shares of Common Stock or Warrants comprising the Units or Shares of Common Stock issuable upon exercise of the Warrants have been included in the Registration Statement.

In December, 1996, Lancer Partners, L.P. and Lancer Offshore, Inc. acquired an aggregate of 200,000 Class B and 200,000 Class C warrants from Trinity. In March, 1997, these warrants were exercised and Lancer Partners, L.P. and Lancer Offshore, Inc. were issued an aggregate of 400,000 shares of the Company's Common Stock for which they paid an aggregate of $ 600,000. These shares, as well as the remaining 1,200,000 shares underlying the Class B and Class C warrants are included in the Registration Statement.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

 (2)(a)      Agreement and Plan of Reorganization between Company and HZI*

 (3)(a)      Certificate of Incorporation as amended*
    (b)      Certificate of Amendment to Certificate of Incorporation**
    (c)      By-Laws*

 (4)(a)      Form of Common Stock Certificate****
    (b)      Form of Class B Common Stock Purchase Warrant****
    (c)      Form of Class B Common Stock Purchase Warrant****

(10)(a)      Stock Option Plan****
    (b)      Form of Employee's Stock Option Agreement****
    (c)      Employment Agreement between the Company and Dr. Turan M. Itil****
    (c)(i)   Employment Agreement between the Company and IRH Corporation****
    (c)(ii)  Employment Agreement between the Company and Dr. Pierre LeBars****
    (c)(iii) Employment Agreement between the Company and Jonathan E. Raven**
    (c)(v)   Employment Agreement between the Company and Aileen Kunitz***
    (d) Lease Agreement for premises situated at 150 White Plains Road, Tarrytown, New York****
    (e)      Voting Trust Agreement****
    (f)      Agreement between the Company and Mediator S.R.L.****
    (g)      Agreement between the Company  and  Tena,  Ltd.

(16)(a)      Letter re: changes in certifying accountant***

(24)(a) Consent of Scarano & Lipton P.C. (included in Part II of Registration Statement)

(27)(b)      Financial Statement Schedules

             Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

----------

      Unless otherwise noted all of the foregoing exhibits have been previously filed with the Registration Statement..

* Incorporated by reference to Registration Statement on Form S-18 No. 33-2205-D declared effective on July 27, 1987.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the period ending September 30, 1994.

***   Incorporated by reference to Current Report on Form 8-K for November 23,
      1994.

**** Incorporated by reference to Registration Statement on Form SB-2 No. 333-1462 filed in February 1996 and Amendment Nos. 1, 2 and 3 thereto

(b)   Reports on Form 8-K

      NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    (Registrant)              NEUROCORP, LTD.


    By (Signature and Title)  S/TURAN M. ITIL
                              ----------------------------------
                              Turan M. Itil,
                              Chairman, Chief Executive Officer
                              President, and Director
                              Date: April 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on April 15, 1997.


/S/ TURAN M. ITIL                          /S/ I. RONALD HOROWITZ
-----------------------------------     ----------------------------------
Turan M. Itil                              I. Ronald Horowitz
Chairman, Chief Executive Officer,         Vice Chairman
President and Director
Date: April 15, 1997                       Date:  April 15, 1997


/S/ KURTZ Z. ITIL                         /S/ RICHARD KATZ
-----------------------------------     ----------------------------------
Kurt Z. Itil, Director                     Richard Katz, Director
Date: April 15, 1997                       Date:  April 15, 1997


/S/ EVELYN SOMMER                          /S/ PIERRE LeBARS
-----------------------------------     ----------------------------------
Evelyn Sommer, Director                    Pierre Le Bars,
Date: April 15, 1997                       Executive Vice President
                                           & Director
                                           Date:  April 15, 1997

/S/ JOSEPH DioGUARDI                       /S/ AILEEN A. KUNITZ
-----------------------------------     ----------------------------------
Joseph DioGuardi, Director                 Aileen A. Kunitz, Vice President
Date:  April 15, 1997                      Director, Principal Financial Officer
                                           Principal Accounting Officer
                                           Date:  April 15, 1997


/S/ JONATHAN E. RAVEN
-----------------------------------
Jonathan E. Raven, Director
and Executive Vice President
Date:  April 15, 1997

                        NEUROCORP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                       NEUROCORP, LTD. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                       number
                                                                    ------------
Independent auditors' report                                             F-1

Consolidated balance sheet at December 31, 1996                          F-2

Consolidated statements of operations for the years ended
 December 31, 1996 and 1995                                              F-3

Consolidated statements of stockholders' equity for the years ended
 December 31, 1996 and 1995                                           F-4 - F-5

Consolidated statements of cash flows for the years ended
 December 31, 1996 and 1995                                           F-6 - F-7

Notes to consolidated financial statements                            F-8 - F-27

[LETTERHEAD OF SCARANO & LIPTON, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NeuroCorp, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NeuroCorp, Ltd. and Subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996, and the results of its operations and cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


/s/ Scarano & Lipton, P.C.
Scarano & Lipton, P.C.
Mitchel Field, New York
March 8, 1997, except for
 Note 13a as to which the
 date is March 12, 1997 and
 Note 13b as to which the
 date is March 26, 1997

                        NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

                                     ASSETS
                                     ------

Current assets:
   Cash                                                                      $  1,851,114
   Accounts receivable, net of allowance for
    doubtful accounts of $468,000                                                 550,163
   Inventory                                                                       29,356
   Prepaid expenses and taxes                                                     119,548
   Deferred financing costs                                                        53,516
   Other current assets                                                             1,879
                                                                             ------------
      Total current assets                                                      2,605,576
                                                                             ------------
Equipment and fixtures, net                                                        83,549
                                                                             ------------
Other assets:
   Database development costs, net                                              1,264,018
   Computer system product development costs, net                                 496,518
   Other                                                                          130,703
                                                                             ------------
      Total other assets                                                        1,891,239
                                                                             ------------
Total assets                                                                 $  4,580,364
                                                                             ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $    166,232
   Accrued expenses                                                               167,265
   Stockholder notes and loans payable                                            858,687
   Income taxes payable                                                             6,400
   Current portion of long-term debt                                               47,953
   Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                      276,426
                                                                             ------------
      Total current liabilities                                                 1,522,963

Long-term liabilities:
   Long-term debt                                                                  15,502
   Deferred income taxes                                                          264,000
                                                                             ------------
      Total liabilities                                                         1,802,465
                                                                             ------------

Commitments and contingencies (Note 11)                                               -

Stockholders' equity:

   Preferred stock, authorized 5,000,000 shares, issued as follows:
     Cumulative Preferred stock, class B, series 1, no par value, issued and
      outstanding 150,000 shares, full liquidation value of $150,000              150,000
     Convertible Preferred stock, class B, series 2, no par value, issued and
      outstanding 250,000 shares, full liquidation value $250,000                 250,000
   Common stock, $.001 par value, 100,000,000 shares authorized
    7,723,806 issued and outstanding                                               46,924
   Less: discount on common stock                                                 (28,500)
   Additional paid-in capital                                                   3,246,987
   Contributed capital                                                            100,000
   Accumulated deficit                                                           (987,512)
                                                                             ------------
      Total stockholders' equity                                                2,777,899
                                                                             ------------
Total liabilities and stockholders' equity                                   $  4,580,364
                                                                             ============

          See accompanying notes to consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                          1996          1995
                                                      -----------   -----------

Net sales                                              $1,068,891    $1,543,363

Cost of sales, including amortization expense
    of $264,790 and $179,308, respectively                706,579       637,746
                                                      -----------   -----------

Gross profit                                              362,312       905,617

Expenses:
  General and administrative expenses                   1,249,022     1,013,233
  Research and development                                 98,018       181,512
  Bad debt expense                                        440,000             -
                                                      -----------   -----------

Loss from operations before other income (expense)
 and income tax benefit                                (1,424,728)     (289,128)

Other income (expense):
 Cumulative effect of change of accounting estimate      (125,745)            -
  Interest income                                          10,302        11,760
  Interest expense                                       (126,793)      (45,986)
  Gain on sale of asset                                         -        31,280
                                                      -----------   -----------

Loss before income tax benefit                         (1,666,964)     (292,074)

Income tax benefit                                         32,289        29,580
                                                      -----------   -----------

Net loss                                              $(1,634,675)    $(262,494)
                                                      ===========   ===========

Net loss applicable to common shares                  $(1,649,675)    $(262,494)
                                                      ===========   ===========

Loss per common equivalent share:
 Primary:
  Loss before income tax benefit                            $(.24)        $(.06)
  Income tax benefit                                          .01           .01
                                                      -----------   -----------
  Net loss                                                  $(.23)        $(.05)
                                                      ===========   ===========

Net loss applicable to common shares                        $(.24)        $(.05)
                                                      ===========   ===========

Weighted average number of shares outstanding           7,002,279     5,484,586
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                        NEUROCORP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                      Preferred Stock Class B
                                           Series 1                           Series 2                         Common Stock
                                   Shares            Amount           Shares            Amount           Shares           Amount
                               ---------------   --------------   --------------   ---------------   --------------   -------------
Balances at
 December 31, 1994                     150,000   $      150,000          250,000   $       250,000        5,400,000   $      16,100

Sale of common stock                       -                -                -                 -             57,143              57

Issuance of common stock
 in connection with loan                   -                -                -                 -             49,998              50

Cancellation of common stock
 contributed by shareholder                -                -                -                 -           (400,000)           (400)

Sale of common stock                       -                -                -                 -          1,000,000           1,000

Issuance of stock option
 in consideration for
 compensation and consulting
 fees                                      -                -                -                 -                -               -

Capital contribution in
connection with waived
Chairman's compensation                    -                -                -                 -                -               -

Net loss for the year ended
 December 31, 1995                         -                -                -                 -                -               -
                               ---------------   --------------   --------------   ---------------   --------------   -------------
Balances at
 December 31, 1995                     150,000          150,000          250,000           250,000        6,107,141          16,807


                                                                  Retained
                                Additional                        Earnings            Total
                                  Paid-in       Contributed     (Accumulated      Stockholders'
                                  Capital         Capital         Deficit)           Equity
                              --------------   --------------   -------------   -----------------
Balances at
 December 31, 1994                   262,123              -     $     924,657   $    1,602,880

Sale of common stock                  99,943              -               -            100,000

Issuance of common stock
 in connection with loan              14,011              -               -             14,061

Cancellation of common stock
 contributed by shareholder          (99,600)         100,000             -                -

Sale of common stock                 249,000              -               -            250,000

Issuance of stock option
 in consideration for
 compensation and consulting
 fees                                 66,875              -               -             66,875

Capital contribution in
connection with waived
Chairman's compensation              146,347              -               -            146,347

Net loss for the year ended
 December 31, 1995                       -                -          (262,494)        (262,494)
                              --------------   --------------   -------------   --------------
Balances at
 December 31, 1995                   738,699          100,000         662,163        1,917,669

           See accompanying notes to consolidated financial statements

                        NEUROCORP, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                      Preferred Stock Class B
                                           Series 1                           Series 2                         Common Stock
                                   Shares            Amount           Shares            Amount           Shares           Amount
                               ---------------   --------------   --------------   ---------------   --------------   --------------

Balances at
 December 31, 1995                    150,000     $ 150,000          250,000          $ 250,000        6,107,141        $  16,807

Sale of common stock                        -             -                -                  -        1,000,000            1,000

Cost associated with the
registration for selling
shareholders and warrant holders            -             -                -                  -                -                -

Issuance of 66,666 shares
of common stock in lieu of
financing cost                              -             -                -                  -           66,665               67

Accrued preferred stock
 dividend                                   -             -                -                  -                -                -

Sale of common stock                                                                                     550,000              550

Net loss for the year ended
 December 31, 1996                          -             -                -                  -                -                -
                                    ---------     ---------        ---------          ---------        ---------        ---------

Balances at December 31, 1996         150,000     $ 150,000          250,000          $ 250,000        7,723,806        $  18,424
                                    =========     =========        =========          =========        =========        =========

                                                                       Retained
                                     Additional                        Earnings            Total
                                       Paid-in       Contributed     (Accumulated      Stockholders'
                                       Capital         Capital         Deficit)           Equity
                                   --------------   --------------   -------------   ----------------

Balances at
 December 31, 1995                  $   738,699     $   100,000      $   662,163     $ 1,917,669

Sale of common stock                    399,000               -                          400,000

Cost associated with the
registration for selling
shareholders and warrant holders        (25,046)              -                          (25,046)

Issuance of 66,666 shares
of common stock in lieu of
financing cost                          133,266               -                -         133,333

Accrued preferred stock
 dividend                                     -               -          (15,000)        (15,000)

Sale of common stock                  2,001,068                                        2,001,618

Net loss for the year ended
 December 31, 1996                            -               -       (1,634,675)     (1,634,675)
                                    -----------     -----------      -----------     -----------
Balances at December 31, 1996       $ 3,246,987     $   100,000      $  (987,512)    $ 2,777,899
                                    ===========     ===========      ===========     ===========

           See accompanying notes to consolidated financial statements

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                            1996                      1995
                                                                                   ---------------------      ----------------------
Cash flows for operating activities:
    Net loss from operations                                                    $          (1,634,675)     $            (262,494)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                                                             300,630                    230,546
    Change in allowance for doubtful accounts                                                 428,080                      7,245
    Amortization of deferred financing costs                                                   79,818                        -
    Cumulative effect of change in accounting estimate                                        125,745                        -
    Compensation in lieu of capital contribution                                                  -                      146,347
    Stock options issued in lieu of expenses                                                      -                       80,936
    Deferred income taxes                                                                     (45,000)                    12,000
    Interest expense                                                                              -                        9,278
    Gain on disposal of vehicle                                                                   -                      (31,280)
    Reclassification of net equipment to operations                                               -                        9,175
  Changes in operating assets and liabilities:
    Accounts receivable                                                                      (258,323)                  (568,798)
    Due from affiliates                                                                        85,673                     62,527
    Inventory                                                                                     629                    (11,592)
    Prepaid expenses and taxes                                                                (66,234)                    23,768
    Cost and estimated earnings in excess of billings on uncompleted contracts                 26,954                    121,341
    Accounts payable                                                                           13,767                    (55,429)
    Accrued expenses                                                                          (30,046)                    60,087
    Income taxes payable                                                                       (1,893)                   (83,573)
    Customer deposits                                                                           2,400                      1,930
    Billings in excess of costs and estimated earnings on uncompleted contracts                75,093                   (412,666)
                                                                                ---------------------      ---------------------

Net cash flows used for operating activities                                                 (897,382)                  (660,652)
                                                                                ---------------------      ---------------------

Cash flows for investing activities:
    Purchase of equipment and fixtures                                                        (36,056)                   (47,955)
    Database development costs capitalized                                                    (91,913)                   (60,478)
    Patent cost capitalized                                                                    (2,150)                    (5,380)
    Computer system development costs capitalized                                              (2,276)                  (138,635)
    Proceeds from insurance on vehicle                                                            -                       34,271
                                                                                ---------------------      ---------------------

Net cash flows used for investing activities                                                 (132,395)                  (218,177)
                                                                                ---------------------      ---------------------

Cash flows from financing activities:
    Proceeds from long-term debt                                                                  -                       30,778
    Proceeds from loans                                                                           -                       90,334
    (Repayments to) proceeds from demand note - line of credit                                (50,000)                    50,000
    Repayment of stockholders loans                                                           (46,694)                   (79,000)
    Proceeds from stockholders loans                                                          525,000                    312,674
    Principal payments on long-term debt                                                      (64,506)                   (71,943)
    Offering costs incurred                                                                   (25,046)                       -
    Proceeds from sale of common stock                                                      2,401,618                    350,000
                                                                                ---------------------      ---------------------

Net cash flows provided by financing activities                                             2,740,372                    682,843
                                                                                ---------------------      ---------------------

Net increase (decrease) in cash                                                             1,710,595                   (195,986)

Cash at beginning of period                                                                   140,519                    336,505
                                                                                ---------------------      ---------------------

Cash at end of period                                                           $           1,851,114      $             140,519
                                                                                =====================      =====================

           See accompanying notes to consolidated financial statements

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                  1996           1995
                                                             -------------   ------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
   Interest                                                  $      17,197   $     16,322
                                                             =============   ============

   Income taxes                                              $      12,508   $      3,508
                                                             =============   ============

Schedule of non-cash investing and financing activities:

   Issuance of 49,988 shares of common stock in
    consideration for loan                                   $         -     $     14,061
                                                             =============   ============

   Issuance of stock options for 250,000 shares
    of common stock as compensation                          $         -     $     50,000
                                                             =============   ============

   Issuance of stock options for 50,000 shares of
    common stock in lieu of consulting fees                  $         -     $     16,875
                                                             =============   ============

   Contribution of 400,000 shares of common stock
    by shareholder                                           $         -     $    100,000
                                                             =============   ============

   Capital contribution in connection with waived
    Chairman's compensation                                  $         -     $    146,347
                                                             =============   ============

Issuance of 66,666 shares of restricted common stock
 in connection with financing costs associated with a loan   $     133,333   $        -
                                                             =============   ============

Accrued dividends on Series 1 preferred stock                $      15,000   $        -
                                                             =============   ============

          See accompanying notes to consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 1 - ORGANIZATION

            NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI") to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements give effect to the reverse stock split. This transaction has been accounted for as a reverse acquisition of HZI, whereby its assets and liabilities have been recorded at their historical costs. Prior to this transaction the Company had no significant assets, liabilities or operations. Accordingly, the financial statements at December 31, 1996 and 1995 represent the assets and liabilities of HZI and it's affiliates and the results of their operations and cash flows for the two years then ended. All costs incurred in connection with the reverse acquisition have been charged to additional paid-in capital at the completion of the transaction. On the closing date, the Company's Board of Directors were replaced by directors designated by HZI and the Company changed its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd.

            The Company, through its wholly-owned subsidiary, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) performing long-term contract services for medical research for major domestic and international pharmaceutical firms; (ii) designing and producing proprietary neuropsychiatric diagnostic testing equipment, which is currently known as their Brain Functioning Monitor (BFM) system; and (iii) providing interactive diagnostic testing services and analysis to physicians and hospitals via the telephone, through HZI's subsidiary, Tele-Map, Inc. ("TeleMap").

            In January 1996, the Company created a new wholly-owed subsidiary known as Memory Centers of America, Inc. ("MC Inc."). MC Inc. will provide therapeutic services to people who suffer from memory impairment. MC Inc. began its pilot operation's at the end of the second quarter of 1996.

            The Company conducts its operations in Tarrytown, New York. The Company's revenues consist of a concentration of significant long-term contracts, thus leading to a limited number of customers comprising a significant percentage of revenues. See Note 11(b) for additional information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of presentation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HZI, MC Inc. and TeleMap. The consolidated financial statements also include the accounts of New York Institute for Medical Research, Inc. ("NYI"). NYI is a not-for profit entity, and as such, no direct ownership interest exists by the Company. The Company has elected to consolidated NYI in its financial statements since shareholders and officers of the Company also are the controlling members of the board of NYI. All significant intercompany transactions have been eliminated in consolidation.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      b)    Inventory

            Inventory, which consists solely of finished goods, is stated at the lower of cost (first-in, first-out method) or market.

      c)    Equipment and fixtures

            Equipment and fixtures are recorded at cost. Depreciation is provided using the double-declining balance method over the estimated useful lives (5-7 years) of the related assets.

      d)    Database development costs

            Database development costs consist of direct labor costs associated with the accumulation of results of previously tested drugs and converting such results into a readable format. These costs are being amortized on a straight-line method over the estimated useful life of seventeen (17) years.

      e)    Computer system product development costs

            Computer system product development costs consist primarily of direct labor costs associated in developing the Company's product. Such costs are capitalized from the time the product is determined to be technologically feasible to the time the product is available for general release to customers. All costs prior to the establishment of technological feasibility, such as the costs of planning, designing and testing the computer system product, are charged to research and development expense. The Company's policy was to amortize such costs over an estimated useful life of seventeen years. Effective January 1, 1996, the Company revised its estimated useful life for computer system product development costs from seventeen (17) years to seven (7) years. This change was made to better reflect the estimated period during which such assets will remain in service. The cumulative effect of this change in estimate amounting to $125,745 is included in the statement of operations for the year ended December 31, 1996.

      f)    Patents

            Patents, which consist of legal costs and mandatory filing fees specifically identified with the Company's patents, are being amortized on a straight line basis over seventeen (17) years.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      g)    Income taxes

            Effective for the year ended December 31, 1992, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods taxable income for Federal, State and City income tax reporting purposes.

      h)    Revenue recognition

            The Company recognized revenue and costs from its contracts under the percentage of completion method. Cost of revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete contracts in progress. Changes in each contracts' performance, conditions and estimated profitability including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In addition, losses are recognized in full when determinable. The liability, "Billings in excess of contract revenues on uncompleted contracts", represent billings in excess of revenues recognized.

            Revenue from computer system sales, which include BFM, are recognized upon the delivery of the turnkey systems. Service revenues such as TeleMap, are recognized as they are rendered.

      i)    Net loss per common share

            Net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents are excluded from the computation of net loss per share of common stock since the results are anti-dilutive.

      j)    Change of fiscal year end

            The parent company NeuroCorp, Ltd. changed its fiscal year end from September 30, to December 31, effective November 23, 1994, the date the Company acquired HZI. The resulting effect of this change is not deemed material to previously issued financial statements since the Company had no operations prior to such date.

      k)    Research and development costs

            Research and development costs are charged to operations when incurred.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      l)    Use of estimates

            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      m)    Impact of recently issued accounting standards

            In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and there was no effect to the Company.

      n)    Accounting for stock-based compensation

            The Company has elected earlier adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires the recognition of compensation expense for stock-based awards based upon the fair value of the award at the grant date. The Company elected adoption of Statement 123 effective January 1, 1995.

      o)    Fair value disclosure as of December 31, 1996

            The carrying value of cash, accounts receivable, accounts payable, accrued expenses and short-term debt are a reasonable estimate of their fair value. The carrying value of the long-term debt including the current portion approximate fair value based upon the interest factors for the debt being based upon the prime rate which reflects market value.

NOTE 3   -  BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON
            UNCOMPLETED CONTRACTS

                                                                   December 31,
                                                                       1996
                                                                   ------------

            Costs incurred on uncompleted contracts                 $2,080,641
            Estimated earnings                                       1,654,834
                                                                   ------------
                                                                     3,735,475
            Less: Billings to date                                   4,011,901
                                                                   ------------
            Billing in excess of costs and estimated
             earnings on uncompleted contracts                      $ (276,426)
                                                                   ============

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 4 - EQUIPMENT AND FIXTURES, NET

            Equipment and fixtures, net consists of the following at December 31, 1996:

            Furniture and fixtures                                $     9,009
            Equipment                                                 570,016
            Vehicles                                                   50,117
                                                                  -----------
                                                                      629,142

            Less: accumulated depreciation                           (545,593)
                                                                  -----------

                                                                  $    83,549
                                                                  ===========

            Depreciation expense amounted to $27,086 and $49,224 for the years ended December 31, 1996 and 1995, respectively. All equipment and fixtures are pledged pursuant to a note payable. (See Note 8).

NOTE 5 - DATABASE DEVELOPMENT COSTS, NET

                                                                  December 31,
                                                                       1996
                                                                  -----------

            Balance, beginning of year                            $ 1,312,246
            Capitalized costs during the year                          91,913
            Amortization charged to cost of revenues                 (140,241)
                                                                  -----------

            Balance, end of year                                  $ 1,264,018
                                                                  ===========

            The recoverability of the carrying value of the database is evaluated by management on a recurring basis. No adjustment to the carrying value was determined to be necessary at December 31, 1996.

NOTE 6 - COMPUTER SYSTEM PRODUCT DEVELOPMENT COSTS, NET

                                                                  December 31,
                                                                       1996
                                                                  -----------

            Balance, beginning of year                            $   744,551
            Capitalized costs during the year                           2,261
            Amortization charged to cost of revenues                 (124,549)
            Cumulative effect of change in accounting estimate       (125,745)
                                                                  -----------

            Balance, end of year                                  $   496,518
                                                                  ===========

            In management's opinion, the net realizable value of the unamortized computer system product development costs after giving effect to the cumulative effect of change in estimate as discussed in Note 2(e) exceeds the carrying value, net, therefore, no adjustment to carrying value is required. Net realizable value is measured by estimating future sales of these products and reducing them by the estimated costs of completing and disposing of the products, including the costs of performing maintenance and support required under the sales. Effective January 1, 1996, management revised its estimate of the recoverability of its development costs from seventeen (17) years to seven (7) years, resulting in the cumulative effect of change in accounting estimate.

                       NEUROCORP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 7 - ACCRUED EXPENSES

            Accrued expenses consists of the following at December 31, 1996:

            Salary and related taxes                              $    71,334
            Legal and accounting fees                                  44,272
            Dividends                                                  15,000
            Interest                                                   36,659
                                                                  -----------
                                                                  $   167,265
                                                                  ===========

NOTE 8 - LONG-TERM DEBT

             Long-term debt consists of the following at
              December 31, 1996:
             Note payable due in thirty-six (36) monthly
              installments of $6,175 including interest at
              prime plus 1% per annum due April 1997. The note
              is collateralized by equipment, receivables and
              general intangible assets and has been
              personally guaranteed by certain officers.          $    31,289

             Note payable due in forty-eight (48) monthly
              installments of $768 including interest at 9.5%
              per annum due November 1999. The note is
              collateralized by a company vehicle.                     22,928

             Less: current portion                                    (38,715)
                                                                  -----------
             Long-term portion                                    $    15,502
                                                                  ===========

             Long-term debt matures as follows:

                                                                   Year ended
                                                                  December 31,
                                                                      1996
                                                                  -----------

                             1997                                   $  38,715
                             1998                                       8,134
                             1999                                       7,368
                                                                  -----------
                                                                    $  54,217
                                                                  ===========

              NEUROCORP, LTD. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 9 - INCOME TAX BENEFIT

            Income tax benefits are comprised of the following at:

                                                    December 31,   December 31,
                                                        1996          1995
                                                    ------------   ------------

            Current:

                   Federal                           $     -       $ (30,703)
                   State                                12,711       (10,877)
                                                     ---------     ---------
                                                     $  12,711     $ (41,580)
                                                     ---------     ---------
            Deferred:

                   Federal                           $ (45,000)    $  12,000
                   State                                   -             -
                                                     ---------     ---------
                                                       (45,000)       12,000
                                                     ---------     ---------

            Total income tax benefits                $ (32,289)    $ (29,580)
                                                     =========     =========

            A reconciliation of the income tax benefit on income per the U.S. Federal statutory rate to the reported income tax expense is as follows:

                                                              December 31,      December 31,
                                                                  1996             1995
                                                              ------------      ------------

            U.S. Federal statutory rate applied to
             pretax loss                                       $(566,800)       $ (99,300)
            State and local income taxes, net of federal
             income tax benefit                                  (97,400)         (17,100)
            Increase in valuation allowance                      664,200          116,400
            Current provision (benefit) for Federal
             and State taxes                                       6,400         (41,5800)
            Prior year under accrual recorded
             in current year                                       6,311                -
            (Decease) increase in deferred tax
             liability                                           (45,000)          12,000
                                                               ---------        ---------
                Total income tax (benefit)                     $ (32,289)       $ (29,580)
                                                               =========        =========

            The Company has adopted SFAS No. 109, "Accounting for Income Taxes", effective for the year ended December 31, 1992. Management has evaluated the effect of implementation and has determined that there is no material impact on the Company's financial position except for the effect of HZI's capitalized database development and computer system product development costs.

            Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial and tax basis of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled.

            The Company has a policy of capitalizing database development costs and computer system product development costs attributable to the current year for financial statement purposes and expensing such amounts currently for tax reporting purposes.

                       NEUROCORP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 9 - INCOME TAX BENEFIT (Cont'd)

            The Company expects to continue this policy for an indeterminable time period. Accordingly, measurement of the deferred tax liability attributable to the book-tax basis differentials related to the database and computer system product development costs is computed at a rate of 15% pursuant to SFAS No. 109.

            The tax effect of significant items comprising the Company's deferred tax assets are as follows:

                                                                  December 31,
                                                                      1996
                                                                  ------------

            Net operating loss carryforwards                      $   212,250
            Valuation allowance                                      (212,250)
                                                                  ------------

            Long-term portion of deferred tax assets              $         0
                                                                  ============


            The tax effect of significant items comprising the Company's deferred tax liability are as follows:

                                                                  December 31,
                                                                      1996
                                                                  ------------

            Database development costs                            $   189,546
            Computer system product development costs                  74,454
                                                                  ------------

            Long-term portion of deferred tax liability           $   264,000
                                                                  ============

            The Company and HZI file a consolidated tax return. MC Inc. and TeleMap do not file a consolidated tax return. As such, each company or group of companies computes its tax based on its own taxable income or loss. Further, NYI has a tax year ending on June 30. For income tax purposes, NYI is considered a for-profit corporation and accordingly files its own income tax return.

            At December 31, 1996, the Company and NYI had net operating loss carryforwards (NOL's) of approximately $1,090,000 and $325,000, respectively. The Companies have recorded a full valuation allowance against the deferred tax asset at December 31, 1996 pursuant to SFAS 109, since management could not determine that it was "more likely than not" that the deferred asset would be realized in the future.

            A portion of the Company's NOL's are subject to the provisions of the Tax Reform Act of 1986 which limits use of net operating loss carryforwards when changes of ownership of more than 50% occur during a three year testing period. On November 23, 1994, the Company's ownership changed by more than 50% as a result of the transaction as described in Note 10(g).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 9 - INCOME TAX BENEFIT (Cont'd)

            HZI has a tax credit carryforward attributable to an increase in research and development expenditures approximating $72,000. Any portion of the research tax credit that remains unused at the end of the carryforward period is allowed as a deduction in the year following the expiration of the carryforward period.

            With respect to the total carryforwards of NOL's and tax credits said amounts expire between the years 2003 and 2011.

NOTE 10 - STOCKHOLDERS' EQUITY

      a)    Amendment to Certificate of Incorporation

            In connection with the reverse acquisition of HZI (See Note 10(g)), on November 23, 1994, the Company amended its Certificate of Incorporation to change its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd. Further, the Company reduced its authorized common stock from 200,000,000 shares to 100,000,000 shares and authorized 5,000,000 shares of preferred stock of which 400,000 of the 5,000,000 shares of the preferred stock has been deemed to be Class B, Series 1 and Series 2. Accordingly, the financial statements give retroactive effect to these items.

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

            In November 1992, all four (4) employees exercised their option to buy HZI's common stock. These new shareholders simultaneously transferred their shares to the voting trust, per Note 10(e) below.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 10 - STOCKHOLDERS' EQUITY (Cont'd)

      e)    Voting trust agreement

            In January 1992, the shareholders of HZI entered into an agreement whereby all shares of HZI were transferred into a voting trust. The trust was created for the purpose of granting the trustee the exclusive right to vote upon the shares contained in the trust. The trust has a life of twenty (20) years and for the first ten (10) years, the Company's current chairman is the trustee. Thereafter, HZI's president, who is the son of the Company's chairman, becomes the trustee. The trustee has the exclusive right to vote all such shares subject to any limitations in the HZI Certificate of Incorporation. Commencing with the reverse acquisition as discussed in Note 10(g), the original members of the voting trust transferred their newly issued shares in the Company to the voting trust.

      f)    Issuance of warrants

            As part of the acquisition, the Board of Directors of the Company have authorized the issuance of Class B and Class C Warrants to all stockholders of the Company who were stockholders of record as of November 1, 1994. The Warrants were distributed on a 1 Warrant for 1 share of common stock basis (post reverse stock split) and comprised in the aggregate 800,000 Class B and 800,000 Class C Warrants, each of which is exercisable into one share of Common Stock of the Company. The Class B Warrants are exercisable at $2.25 per share and the Class C Warrants are exercisable at $2.75 per share, and were to expire June 30, 1996. The shares of Common Stock underlying the Warrants must be registered with the Securities and Exchange Commission ("SEC") prior to the Warrants becoming exercisable. The Company may, at its sole discretion, undertake to file a registration statement with the SEC wherein the Company will register the Warrants and the shares of Common Stock underlying the Warrants. However, until such time as said registration statement is filed and becomes effective, the Warrants will not be exercisable. The number of shares underlying the Warrants, and the exercise price of the Warrants, may be adjusted downward or upward at any time by the Company's Board of Directors. Further, the Warrants are redeemable by the Company at any time upon thirty days written notice, at a price of $.001 per Warrant.

            In January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively and the expiration dates were extended to June 30, 1997. As described in
            Note 10(m), in February 1996, the Company filed a registration statement in order to register such warrants. As of December 31, 1996 no warrants have been exercised, except as described in Note 13(a).

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 10 - STOCKHOLDERS' EQUITY (Cont'd)

      g)    Reverse acquisition of subsidiary (Cont'd)

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

            On November 23, 1994 TAC contributed $400,000 to the Company's capital account with no further issuance of common stock. In December 1994, the Company and TAC reached an agreement whereby in consideration for the $400,000 paid on November 23, 1994 two classes of preferred stock were issued to TAC. The first class of 150,000 shares of cumulative non-convertible preferred stock class B, series 1, no par value has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. The number of shares of stock to be issued when dividends are paid in stock is based on the average closing bid price of the stock 30 consecutive days prior to the date the dividend becomes payable. At December 31, 1996, the Company accrued a dividend of $15,000 related to this preferred stock based upon an anticipated cash payment in the future. Further, the Company may redeem such shares at any time for $3 per share.

            The second class of 250,000 shares of convertible no par value preferred stock, class B, series 2, can be converted into common stock and does not provide for dividend payments. The conversion feature provides that between January 1, through June 30, 1996 that one (1) share of preferred stock can be converted into two (2) shares of common stock. After June 30, 1996 the conversion feature is reduced to five (5) shares of preferred stock to one (1) share of common stock. Further, the Company can at its option force a conversion of such stock if the closing bid price for the Company's common stock is at least 2 5/8 for thirty (30) consecutive trading days. At December 31, 1996, neither TAC nor the Company have exercised these conversion features.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 10 - STOCKHOLDERS' EQUITY (Cont'd)

      h)    Stock Option Plan Transactions (Cont'd)

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

            On December 15, 1995, the Company granted a consultant a non-qualified stock option to purchase 50,000 shares of common stock at $.01 per share. The underlying common shares related to the stock option are restricted. At the date of grant the Company recorded a consulting fee of $16,875 based upon the fair value of the stock option on that date. (See Note 13).

            On December 18, 1996, the Company granted a total of 500,000 qualified stock options to MC Inc.'s CEO and President, and an Executive Vice-President of the Company for the purchase of common stock exercisable at the lower of $7.00 per share or fair market value. The options are exercisable upon vesting and expire January 6, 2007. 200,000 of such options vest on January 6, 1997, and the remaining 300,000 options vest 50% on January 6, 1998 and 50% on January 6, 1999.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 10 - STOCKHOLDERS' EQUITY (Cont'd)

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

      k)    Issuance of common stock as consideration for loans

            i) On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into a letter agreement with TAC to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and are due within 90 days and six months, respectively, from the date of issuance including accrued interest. TAC and the Company have agreed to extend the due dates of the above loans to June 30, 1997 or the date the Class B and C warrants are exercised in their entirety prior to June 30, 1997. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to TAC. The Company has recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon fifty percent (50%) of the fair value of the common stock issued on July 19, 1995, the date of the agreement. Further, the letter agreements give TAC the option to convert said loans into 550,000 shares of common stock.

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

                  Effective December 16, 1996, the above loans were revised to a maturity date of December 31, 1998 and an interest rate of 5% per annum.

            ii) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants (See Note 10(f)), whichever comes first. As additional consideration the Company issued 66,665 shares of restrictive common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair market value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders' equity by $133,333, respectively for this transaction. The deferred financing cost is being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. See Note 12(c). Further, the Company has agreed to register said shares. (See Note 10(m)).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 10 - STOCKHOLDERS' EQUITY (Cont'd)

      l)    Sale of common stock and capital contribution

            In December 1995, the Company sold 1,000,000 post-split shares of .001 par value common stock to four investors unrelated to the Company for $250,000. As a condition of the sale the Company's Chairman agreed to contribute 400,000 shares of the Company's common stock owned by him to the Company and to then have them cancelled by the Company. The Company has accounted for this as a $100,000 contribution of capital based upon the fair market value of the stock at the date of contribution. The Company agreed to file a registration statement in February 1996 as one of the conditions of the sale, as described below.

      m)    Registration of common stock

            During February, 1996, the Company commenced registering common shares and warrants pursuant to certain registration rights, and other contractual obligations incurred by the Company in connection with the issuance of such common shares and warrants pursuant to the HZI acquisition agreement signed in November 1994 and the sale of common shares in December 1995. The Company will not receive any of the proceeds from the sale of the common shares or warrants since all respective shares are being offered by the selling stockholders. The Company has also agreed to pay $25,046 of the costs related to the registration.

      n)    Chairman's capital contribution

            As discussed in Note 11(c)(i) the Company's Chairman waived $146,347 of his base annual salary for the year ended December 31, 1995. Said amount was recorded as an administrative expense and as an increase to additional paid-in-capital for the year ended December 31, 1995.

      o)    Sale of common stock

            During December 1996, the Company sold 550,000 units for $2,001,068 pursuant to a private placement memorandum to three unrelated parties. Each unit is comprised of one (1) share of common stock and two (2) stock purchase warrants. Each warrant entitles the holder to purchase one (1) share of common stock at $8.00 per share until August 31, 1997, thereafter $10 per share. The warrants expire August 31, 1998.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      a)    Operating leases

            The Company leases its office facilities under a noncancellable operating lease expiring in 1998. The lease contains a provision for additional rent which is equal to the Company's pro rated share of future real estate taxes. In addition, the Company has a noncancellable operating lease for office equipment expiring in 1997.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Cont'd)

      a)    Operating leases (Cont')

            A schedule of future minimum rental payments at December 31, 1996 is as follows:

            Year ended December 31,
            -----------------------

            1997                                       $  92,557
            1998                                          77,868
                                                       ---------
                                                       $ 170,425
                                                       =========

             Rent expense under all operating leases for the years ended December 31, 1996 and 1995 was $145,369 and $202,755, respectively.

      b)    Concentration of credit risk

            For the years ended December 31, 1996 and 1995, approximately 63% and 42%, respectively, of net sales were derived from two unrelated customers, who are in the pharmaceutical industry. As of December 31, 1996, approximately 61% of accounts receivable is due from two unrelated customers.

      c)    Employment Agreements

            i) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. The agreement provides that on each anniversary date the Chairman's salary shall be increased in good faith subject to negotiations between the Chairman and the Company. The Company agreed to review the services rendered by the Chairman at least annually and, at the discretion of the Board of Directors award a cash bonus or make a contribution to a deferred compensation plan. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for a vehicle and driver funded by the Company. For the years ended December 31, 1996 and 1995, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement.

                  For the year ended December 31, 1995 the Company's Chairman waived $146,347, of his base annual salary. Said salary amount was recorded as an administrative expense and as an increase to additional paid-in-capital. Additionally, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement for said year. (See Note 10(n)).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Cont'd)

      c)    Employment Agreements (Cont'd)

            ii) On December 7, 1994, the Company entered into an employment agreement with an Executive Vice President providing for a base salary of $100,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides that on January 1 of each year the Executive Vice President shall be entitled to a 10% salary increase and an annual bonus equal to at least fifty percent (50%) of his base salary subject to the Board of Directors approval. If the employee is terminated within the contract period due to the change in control of the Company as defined in the Securities Exchange Act of 1934, under Sections 13(d) and 14(d), said Executive Vice President shall be entitled to a lump sum payment equal to five (5) time his gross annual compensation, in effect at date of termination. Additionally, for the three year period after the date of termination, the Company is obligated to provide the employee with life and health insurance benefits substantially similar to those which the Executive Vice President was receiving prior to the date of termination.

            iii) On December 31, 1996, the Company entered into an employment agreement with its Chief Financial Officer providing for a base salary of $85,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter.

            iv) On December 18, 1996, the Company and MC Inc. entered into an employment agreement with the CEO and President of MC Inc. and an Executive Vice President of the Company providing for a base salary of $150,000 in year one, $225,000 in year two and increasing by the Consumer Price Index ("CPI") change each year thereafter. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides for 500,000 qualified stock options for purchase of common stock exercisable at the lower of $7.00 per share or fair market value. The options are exercisable upon vesting and expire January 6, 2007. 200,000 of such options vest on January 6, 1997, and 150,000 options each vest on January 6, 1998 and 1999.

      d)    Consulting agreement

            On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum.

NOTE 12 - RELATED PARTY TRANSACTIONS

      a)    Revenues from affiliates

            The Company charges NYI, as well as Manhattan Westchester Medical Services, P.C. ("Manhattan West") for the use of certain employees and office and laboratory space of the Company. Manhattan West is also under the common control of the Company's Chairman. Net revenues from these affiliates for the year ended December 31, 1996 and 1995 amounted to $65,782 and $186,123, respectively.

            The above transactions between HZI and NYI have been eliminated in the consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 12 - RELATED PARTY TRANSACTIONS (Cont'd)

      b)    Services provided by affiliates

            HZI subcontracts to NYI, a not-for-profit entity under the control of the Company's shareholders', a material amount of its patient testing performed in connection with its long term contracts. NYI is treated as a subsidiary of the Company and is included in the consolidation. Expenses incurred with NYI for the years ended December 31, 1996 and 1995 were $0 and $40,715, respectively. The net payable due NYI at December 31, 1996 and 1995 amounted to $0 and $37,583, respectively. The above transactions between HZI and NYI have been eliminated in the consolidated financial statements.

            During 1994 HZI and Manhattan West entered into an arrangement whereby Manhattan West would provide medical consulting services to HZI's TeleMap business. This arrangement was suspended during 1995 and reactivated during 1996. Services provided by Manhattan West to HZI for the year ended December 31, 1996 and 1995 amounted to approximately $14,000 and $15,400, respectively.

      c)    Stockholder notes and loans payable

            Stockholder notes and loans payable consisted of the following at December 31, 1996:

              Non-interest bearing loans and payables,
               except for $20,000 which bears interest at
               10% per annum (See i below)                   $ 108,687

              Notes payable bearing an interest of
               5% to 9% (See (ii) and (iii) below)             550,000

              Non-interest bearing loan payable
               (See (iv) below)                                200,000
                                                             ---------
                                                             $ 858,687
                                                             =========

            i) Stockholder loans payable relates to advances made to HZI and NYI by its Chairman of the Board which are due on demand. Furthermore, pursuant to the terms of the note dated January 30, 1996 amounting to $20,000, said note can be converted into 40,000 shares of common stock.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 12 - RELATED PARTY TRANSACTIONS (Cont'd)

      c)    Stockholder notes and loans payable (Cont'd)

            ii) On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into a letter agreement with TAC to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and are due within 90 days and six months, respectively, from the date of issuance including accrued interest. TAC and the Company have agreed to extend the due dates of the above loans to September 30, 1997 or the date the Class B and C warrants are exercised in their entirety if prior to September 30, 1997. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to TAC. The Company has recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon fifty percent (50%) of the fair value of the common stock issued on July 19, 1995, the date of the agreement. Further, the letter agreements give TAC the option to convert said loans into 550,000 shares of common stock.

                  On November 16, 1995, the Company entered into a letter agreement with SRS Partners, a partnership that is affiliated with TAC to borrow $25,000. The loan bears interest at a rate of 9% and is due within six months or out of the proceeds of the first funding of a Reg. "S" transaction. (See below for amended maturity date).

                  On September 13, 1996 the Company borrowed from TAC $50,000, which is payable from any future private placement proceeds. Said loan bears interest at 9.5% per annum. Further the loan agreement gives TAC the option to convert each $4.00 of debt into one (1) unit. TAC and the Company have agreed to extend the due dates of the Loans to September 30, 1997 or the date the Class B and C Warrants are exercised in their entirety.

                  Each unit will consist of one (1) share of Common Stock of the Company and two (2) Stock Purchase Warrants. Each Warrant is exercisable into one (1) share of Common Stock of the Company at $8.00 per share until August 31, 1997, thereafter $10.00 per share. The Stock Purchase Warrants expire on August 31, 1998.

                  Effective December 16, 1996, the maturity dates on the above notes were extended to December 31, 1998 with an interest rate of 5% per annum.

            iii) On July 16, 1996 the Company entered into two loan agreements amounting to $200,000 with two unrelated shareholders. Each loan was for $100,000 and bear interest at 9% per annum and is due within one (1) year, or from the proceeds of the Company's securities including the exercise of Class B and C Warrants. As of December 31, 1996, the Company has not repaid such loans.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 12 - RELATED PARTY TRANSACTIONS (Cont'd)

      c)    Stockholder notes and loans payable (Cont'd)

            iv) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable on the earlier of one (1) year from May 24, 1996 or out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, (See
                  Note 10(f)) whichever comes first. As additional consideration the Company issued 66,666 shares of restricted common stock. The Company issued and has valued the common stock at $133,333 or fifty percent (50%) of the fair value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders equity by $133,333, respectively for this transaction. The deferred financing cost are being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. As of December 31, 1996, amortization expense amounted to $79,417. Further, the Company agreed to register said shares. (See Note 10(m)). Lastly, as of December 31, 1996, the Company has not repaid such Loan.

            v) At December 31, 1996, accrued interest related to such notes and loans amounted to $36,376 and is included in accrued expenses.

      d)    Shareholder transactions

            On September 19, 1995 the Company granted to its Vice Chairman a non-qualified stock option to purchase 250,000 shares of common stock at an exercised price of $.10 per share. This option expires seven (7) years from the date of grant and the underlying common shares related to the option are restricted. At the date of grant the Company recorded compensation expense of $50,000 based upon the fair value of the stock option at that date. As of December 31, 1996 such options have not been exercised.

      e)    Consulting agreement

            On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum.

      f)    Capital contribution

            In December 1995, the Company sold 1,000,000 shares of common stock to four unrelated investors for $250,000. As a condition of the sale the Company's Chairman agreed to contribute 400,000 shares of the Company's common stock owned by him to the Company and to then have them cancelled by the Company. The Company has accounted for this as a $100,000 contribution of capital based upon the fair value of the stock at the date of contribution. The Company agreed to file a registration statement in February, 1996 as one of the conditions of the sale. (See Note 10(m)).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 12 - RELATED PARTY TRANSACTIONS (Cont'd)

      g)    Due from affiliates

            The Company charges Manhattan West for the use of certain employees, laboratory space and management fees related to MC Inc.'s services. Manhattan West is under the common control of the Company's Chairman. For the years ended December 31, 1996 and 1995 such charges amounted to $55,292 and $66,213, respectively. At December 31, 1996, amounts due from Manhattan West for these services amounted to $33,495 which has been included in accounts receivables.

      h)    Chairman's capital contribution

            As discussed in Note 10(n) the Company's Chairman waived $146,347 of his base annual salary for the year ended December 31, 1995. Said amount has been recorded as an administrative expense and as a capital contribution for the year ended December 31, 1995 with an increase to additional paid-in-capital.

NOTE 13 - SUBSEQUENT EVENTS

      a) On March 12, 1997, two (2) shareholders exercised in the aggregate 200,000 Class B Warrants and 200,000 Class C Warrants, which resulted in the Company receiving proceeds of $600,000 and issuing 400,000 shares of common stock.

      b) On March 26, 1997, the Company issued of 50,000 shares of restricted common stock pursuant to the terms of a stock option agreement granted to a consultant on December 15, 1995. (See Note 10(h)).