Form 10QSB
period 1997-03-31
NEUROCORP LTD
filed 1997-05-29
CIK 814043

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended      March 31, 1997
                               ------------------------------------------------

                                          or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from           to
                             -----------    -----------------------------------

Commission File Number:              33-2205-D
                        -------------------------------------------------------

                                 NeuroCorp., Ltd.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Nevada                                  87-0446395
------------------------------         ----------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

150 White Plains Road, Tarrytown, New York                             10591
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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,173,806 Shares as of March 31, 1997.

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART 1 - FINANCIAL INFORMATION:

    ITEM I - FINANCIAL STATEMENTS                                      Page
                                                                      Number
                                                                      ------

         Consolidated balance sheets at March 31, 1997 (unaudited)
          and December 31, 1996                                        F-1

         Consolidated statements of operations (unaudited)
          for the three months ended March 31, 1997 and 1996           F-2

         Consolidated statement of stockholders' equity (unaudited)
          for the three months ended March 31, 1997                    F-3

         Consolidated statements of cash flows (unaudited)
          for the three months ended March 31, 1997 and 1996        F-4 - F-5

         Notes to consolidated financial statements                 F-6 - F-16

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                       F-17 - F-24

PART II -     OTHER INFORMATION                                        F-25

                           NEUROCORP, LTD. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------
         (Unaudited)
                                                       March 31, 1997   December 31, 1996
Current assets:                                        --------------   -----------------
    Cash                                               $  1,876,176       $  1,851,114
    Accounts receivable, net of allowance for
     doubtful accounts of $468,000 at March 31, 1997
     and December 31, 1996                                  621,261            550,163
    Inventory                                                22,594             29,356
    Prepaid expenses and taxes                               43,017             36,982
    Deferred financing costs                                 20,182             53,516
    Other current assets                                     71,059             84,445
                                                       ------------       ------------
         Total current assets                             2,654,289          2,605,576
                                                       ------------       ------------

Equipment and fixtures, net                                  84,390             83,549
                                                       ------------       ------------
Other assets:
    Database development costs, net                       1,283,242          1,264,018
    Computer system product development costs, net          465,361            496,518
    Deferred registration costs                              85,876                 -
    Other                                                   175,790            130,703
                                                       ------------       ------------
         Total other assets                               2,010,269          1,891,239
                                                       ------------       ------------
Total assets                                           $  4,748,948       $  4,580,364
                                                       ------------       ------------
                                                       ------------       ------------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Current liabilities:
    Accounts payable                                   $    131,607       $    166,232
    Accrued expenses                                        157,280            176,503
    Stockholder notes and loans payable                     856,854            858,687
    Income taxes payable                                      9,700              6,400
    Current portion of long-term debt                        13,460             38,715
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                               210,476            276,426
                                                       ------------       ------------
         Total current liabilities                        1,379,377          1,522,963

Long-term liabilities:
    Long-term debt                                               -              15,502
    Deferred income taxes                                   264,000            264,000
                                                       ------------       ------------
         Total liabilities                                1,643,377          1,802,465
                                                       ------------       ------------

Commitments and contingencies (Note 4))                          -                  -

Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares,
     issued as follows:
      Cumulative Preferred stock, class B,
       series 1, no par value, issued and
       outstanding 150,000 shares, full
       liquidation value $150,000                           150,000            150,000
      Convertible Preferred stock, class B, series 2,
       no par value, issued and outstanding 250,000 shares,
       full liquidation value $250,000                      250,000            250,000
    Common stock, $.001 par value, 100,000,000
       shares authorized 8,173,806 and 7,723,806
       issued and outstanding, respectively                  47,374             46,924
    Less: discount on common stock                          (28,500)           (28,500)
    Additional paid-in capital                            3,847,037          3,246,987
    Contributed capital                                     100,000            100,000
    Accumulated deficit                                  (1,260,340)          (987,512)
                                                       ------------       ------------
         Total stockholders' equity                       3,105,571          2,777,899
                                                       ------------       ------------

Total liabilities and stockholders' equity             $  4,748,948       $  4,580,364
                                                       ------------       ------------
                                                       ------------       ------------
         See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31,
                                     (UNAUDITED)


                                                      1997             1996
                                                    --------         --------


Net sales                                        $    275,487     $    382,448

Cost of sales, including amortization expense
    of $67,201 and $66,197, respectively              169,843          201,386
                                                 ------------     ------------

Gross profit                                          105,644          181,062

Expenses:
  General and administrative expenses                 320,047          214,096
  Research and development                             17,475           27,966
                                                 ------------     ------------
    Total expenses                                    337,522          242,062
                                                 ------------     ------------

Loss from operations before other income (expense)
 and income tax expense                              (231,878)         (61,000)

Other income (expense):
 Cumulative effect of change of accounting estimate        -          (125,745)
  Interest income                                      11,416            3,689
  Interest expense                                    (47,316)         (10,983)
                                                 ------------     ------------

Loss before income tax expense                       (267,778)        (194,039)

Income tax expense                                      1,300               -
                                                 ------------     ------------

Net loss                                         $   (269,078)    $   (194,039)
                                                 ------------     ------------
                                                 ------------     ------------

Net loss applicable to common shares             $   (272,878)    $   (197,789)
                                                 ------------     ------------
                                                 ------------     ------------

Loss per common equivalent share:
 Primary:
  Loss before income tax expense                 $       (.03)    $       (.03)
  Income tax expense                                       -                -
                                                 ------------     ------------
  Net loss                                       $       (.03)    $       (.03)
                                                 ------------     ------------
                                                 ------------     ------------

Net loss applicable to common shares             $       (.03)    $       (.03)
                                                 ------------     ------------
                                                 ------------     ------------

Weighted average number of shares outstanding       7,819,959        6,218,251
                                                 ------------     ------------
                                                 ------------     ------------


       See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                     (UNAUDITED)


                                            Preferred Stock Class B
                                     Series 1                  Series 2               Common Stock
                                Shares       Amount       Shares       Amount      Shares       Amount
                               --------     --------     --------     --------    --------     --------
Balances at
 December 31, 1996              150,000     $ 150,000     250,000     $ 250,000   7,723,806    $  18,424

Accrued preferred stock
 dividend                             -             -           -             -           -            -

Issuance of common stock
 in connection with exercise
 of warrants                                                                        400,000          400

Issuance of common stock
 in connection with exercise
 of stock option                      -             -           -             -      50,000           50

Net loss for the three months
 ended March 31, 1997                 -             -           -             -           -            -
                                -------     ---------     -------     ---------   ---------    ---------
Balances at March 31, 1997      150,000     $ 150,000     250,000     $ 250,000   8,173,806    $  18,874
                                -------     ---------     -------     ---------   ---------    ---------
                                -------     ---------     -------     ---------   ---------    ---------

                                 Additional                                           Total
                                  Paid-In         Contributed     (Accumulated     Stockholders
                                  Capital           Capital         Deficit)          Equity
                                -----------        ----------     -------------    ------------
Balances at
 December 31, 1996             $  3,246,987       $   100,000      $  (987,512)     $  2,777,899

Accrued preferred stock
 dividend                                 -                 -           (3,750)           (3,750)

Issuance of common stock
 in connection with exercise
 of warrants                        599,600                 -                -           600,000

Issuance of common stock
 in connection with exercise
 of stock option                        450                 -                -               500

Net loss for the three months
 ended March 31, 1997                     -                 -         (269,078)         (269,078)
                                -----------        ----------     ------------       -----------
Balances at March 31, 1997      $ 3,847,037        $  100,000     $ (1,260,340)      $ 3,105,571
                                -----------        ----------     ------------       -----------
                                -----------        ----------     ------------       -----------

       See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31,
                                     (UNAUDITED)

                                                       1997             1996
                                                       ----             ----
Cash flows for operating activities:
    Net loss from operations                     $   (269,078)    $   (194,039)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization                      78,359           70,858
    Amortization of deferred financing costs           33,334               -
    Cumulative effect of change in accounting estimate     -           125,745
  Decrease (increase) in:
    Accounts receivable                               (71,098)        (250,920)
    Due from affiliates                                (2,889)          (5,510)
    Inventory                                           6,762           (6,962)
    Prepaid expenses and taxes                         (6,035)          51,359
    Other current assets                               13,386               -
  Increase (decrease) in:
    Accounts payable                                  (34,625)          83,032
    Accrued expenses                                  (22,973)         (95,772)
    Income taxes payable                                3,300           (6,997)
    Billings in excess of costs and estimated
      earnings on uncompleted contracts               (65,950)          67,645
                                                 ------------     ------------
Net cash flows used for operating activities         (337,507)        (161,561)
                                                 ------------     ------------

Cash flows for investing activities:
    Purchase of equipment and fixtures                (32,973)              -
    Database development costs capitalized            (55,268)         (18,692)
    Patent cost capitalized                                -            (2,150)
    Computer system development costs capitalized          -            (1,277)
    Other assets                                      (45,087)              -
    Proceeds from sale of automobile                    1,660               -
                                                 ------------     ------------
Net cash flows used for investing activities         (131,668)         (22,119)
                                                 ------------     ------------

Cash flows from financing activities:
    Repayments of demand note - line of credit             -           (50,000)
    Repayment of stockholders loans                    (1,833)              -
    Proceeds from stockholders loans                       -            98,827
    Principal payments on long-term debt              (18,054)         (17,404)
    Registration costs incurred                       (85,876)         (25,046)
    Proceeds from exercise of warrants and
      sale of common stock                            600,000          133,334
                                                 ------------     ------------
Net cash flows provided by financing activities       494,237          139,711
                                                 ------------     ------------

Net increase (decrease) in cash                        25,062          (43,969)

Cash at beginning of period                         1,851,114          140,519
                                                 ------------     ------------
Cash at end of period                            $  1,876,176     $     96,550
                                                 ------------     ------------
                                                 ------------     ------------


See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31,
                                     (UNAUDITED)


                                                    1997               1996
                                                    ----               ----

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest                                $    9,684          $    3,225
                                                 ----------          ----------
                                                 ----------          ----------
         Income taxes                            $    1,300          $      545
                                                 ----------          ----------
                                                 ----------          ----------

Schedule of non-cash investing and financing activities:

Accrued dividends on Series 1 preferred stock    $    3,750          $    3,750
                                                 ----------          ----------
                                                 ----------          ----------
Bank note liquidated in exchange for automobile  $   22,703                  -
                                                 ----------          ----------
                                                 ----------          ----------

       See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

NOTE 1 - GENERAL

         NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI") to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements give effect to the reverse stock split. This transaction has been accounted for as a reverse acquisition of HZI, whereby its assets and liabilities have been recorded at their historical costs. Prior to this transaction the Company had no significant assets, liabilities or operations. Accordingly, the financial statements at March 31, 1997 and 1995 represent the assets and liabilities of HZI and it's affiliates and the results of their operations and cash flows for the two years then ended. All costs incurred in connection with the reverse acquisition have been charged to additional paid-in capital at the completion of the transaction. On the closing date, the Company's Board of Directors were replaced by directors designated by HZI and the Company changed its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd.

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

         The Company conducts its operations in Tarrytown, New York. The Company's revenues consist of a concentration of significant long-term contracts, thus leading to a limited number of customers comprising a significant percentage of revenues. See Note 4(b) for additional information.

         The unaudited interim financial statements for the three months ended March 31, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1996, included in Form 10-KSB filed with the Securities and Exchange Commission.

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)


NOTE 2 - LONG-TERM DEBT

         Long-term debt consists of the following at:
                                                           March 31,
                                                             1997          December 31,
                                                          (Unaudited)          1996
                                                          -----------      ------------
         Note payable due in thirty-six (36)
           monthly installments of $6,175 including
           interest at prime plus 1% per annum due
           May 1997.  The note is collateralized by
           equipment, receivables and general
           intangible assets and has been personally
           guaranteed by certain officers.                $ 13,460          $ 31,289

         Note payable due in forty-eight (48)
           monthly installments of $768 including
           interest at 9.5% per annum due
           November 1999.  The note is
           collateralized by a company vehicle.                 -             22,928

         Less: current portion                             (13,460)          (38,715)
                                                          --------          --------

         Long-term portion                                $    -            $ 15,502
                                                          --------          --------
                                                          --------          --------
         Long-term debt matures as follows:
                                                                          Year ended
                                                                          December 31,
                                                                          ------------
                   1997                                                     $ 38,715
                   1998                                                        8,134
                   1999                                                        7,368
                                                                            --------
                                                                            $ 54,217
                                                                            --------
                                                                            --------

NOTE 3 - STOCKHOLDERS' EQUITY

      a) ISSUANCE OF WARRANTS

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

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY (Cont'd)

      a) ISSUANCE OF WARRANTS (Cont'd)

         In January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively and the expiration dates were extended to December 31, 1997. As described in
         Note 3(e), in February 1996, the Company filed a registration statement in order to register such warrants.

         On March 12, 1997, two (2) shareholders exercised in the aggregate 200,000 Class B Warrants and 200,000 Class C Warrants, which resulted in the Company receiving proceeds of $600,000 and issuing 400,000 shares of common stock.

      b) STOCK OPTION PLAN TRANSACTIONS

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

         On September 19, 1995, the Company granted to its then President and Vice Chairman a stock option to purchase 250,000 shares of common stock at an exercised price of $.10 per share. This option expires seven (7) years from the date of grant and the underlying common shares related to the stock option are restricted. At the date of grant the Company recorded compensation expense of $50,000 based upon the fair value of the stock option at that date.

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

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (Cont'd)

      b) STOCK OPTION PLAN TRANSACTIONS (Cont'd)

         On December 18, 1996, the Company granted qualified stock options to MC Inc.'s CEO and President, and an Executive Vice-President of the Company for the purchase of total of 500,000 shares of common stock exercisable at the lower of $7.00 per share or the fair market value. The options are exercisable upon vesting and expire on January 6, 2007. On January 6, 1997, 200,000 of such options vested, and the remaining 300,000 options vest 50% on January 6, 1998 and 50% on January 6, 1999.

      c) ISSUANCE OF COMMON STOCK AS CONSIDERATION FOR LOANS

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

              Effective December 16, 1996, the above loans were extended to December 31, 1998 with a revised interest rate of 5% per annum.

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (Cont'd)

      c) ISSUANCE OF COMMON STOCK AS CONSIDERATION FOR LOANS (Cont'd)

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

      d) SALE OF COMMON STOCK AND CAPITAL CONTRIBUTION

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

      e) REGISTRATION OF COMMON STOCK

         During February, 1996, the Company commenced registering common shares and warrants pursuant to certain registration rights, and other contractual obligations incurred by the Company in connection with the issuance of such common shares and warrants pursuant to the HZI acquisition agreement signed in November 1994 and the sale of common shares in December 1995. The Company will not receive any of the proceeds from the sale of the common shares or warrants since all respective shares are being offered by the selling stockholders. The Company has also agreed to pay for such costs related to the registration. Said costs have been deferred and will be charged to additional paid in capital upon the successful completion of the registration.

      f) SALE OF COMMON STOCK

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

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

      a) OPERATING LEASES

         The Company leases its office facilities under a noncancellable operating lease expiring during 1998. The lease contains a provision for additional rent which is equal to the Company's pro rated share of future real estate taxes. In addition, the Company has a noncancellable operating lease for office equipment expiring in 1997.

         A schedule of future minimum rental payments at December 31, 1996 is as follows:

         Year Ended December 31,
         -----------------------
         1997 $                                            92,557
         1998                                              77,868
                                                      -----------
                                                      $   170,425
                                                      -----------
                                                      -----------

         Rent expense under all operating leases for the three months ended March 31, 1997 and 1996 was $28,821 and $34,434, respectively.

      b) CONCENTRATION OF CREDIT RISK

         For the three months ended March 31, 1997 and 1996, approximately 67% and 52%, respectively, of net sales were derived from two unrelated customers, who are in the pharmaceutical industry. As of March 31, 1997 and December 31, 1996, approximately 63% and 61% respectively, of accounts receivable is due from two unrelated customers.

      c) EMPLOYMENT AGREEMENTS

         i) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. The agreement provides that on each anniversary date the Chairman's salary shall be increased in good faith subject to negotiations between the Chairman and the Company. The Company agreed to review the services rendered by the Chairman at least annually and, at the discretion of the Board of Directors award a cash bonus or make a contribution to a deferred compensation plan. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for a vehicle and driver funded by the Company. For the three months ended March 31, 1997 and 1996, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement.

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Cont'd)

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

         iv) On December 18, 1996, the Company and MC Inc. entered into an employment agreement with the CEO and President of MC Inc. and an Executive Vice President of the Company providing for a base salary of $150,000 in year one, $225,000 in year two and increasing by the Consumer Price Index ("CPI") change each year thereafter. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement granted a qualified stock options for a total purchase of 500,000 shares of common stock exercisable at the lower of $7.00 per share or the fair market value. The options are exercisable upon vesting and expire January 6, 2007. On January 6, 1997, 200,000 of such options vest and 150,000 options each vest on January 6, 1998 and 1999.

      d) CONSULTING AGREEMENT

         On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum.

NOTE 5 - RELATED PARTY TRANSACTIONS

      a) REVENUES FROM AFFILIATES

         The Company charges NYI, as well as Manhattan Westchester Medical Services, P.C. ("Manhattan West") for the use of certain employees and office and laboratory space of the Company. Manhattan West is also under the common control of the Company's

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

         Chairman. Net revenues from these affiliates for the three months ended March 31, 1997 and 1996 amounted to $21,252 and $18,325, respectively.
NOTE 5 - RELATED PARTY TRANSACTIONS (Cont'd)

      a) REVENUES FROM AFFILIATES (Cont'd)

         The above transactions between HZI and NYI have been eliminated in the consolidated financial statements.

      b) SERVICES PROVIDED BY AFFILIATES

         During 1994 HZI and Manhattan West entered into an arrangement whereby Manhattan West would provide medical consulting services to HZI's TeleMap business. This arrangement was suspended during 1995 and reactivated during 1996. No services were provided by Manhattan West to HZI for the three months ended March 31, 1997 and 1996.

      c) STOCKHOLDER NOTES AND LOANS PAYABLE

         Stockholder notes and loans payable consisted of the following at:

                                                 March
                                                 31, 1997       December
                                               (Unaudited)      31, 1996

          Non-interest bearing loans and
           payables, except for $20,000
           which bears interest at 10% per
           annum (See (i) below)               $  106,854       $  108,687

          Notes payable bearing an interest of
           5% to 9% (See (ii) and (iii) below)    550,000          550,000

         Non-interest bearing loan payable
          (See (iv) below)                        200,000          200,000
                                               ----------       ----------
                                               $  856,854       $  858,687
                                               ----------       ----------
                                               ----------       ----------

         i) Stockholder loans payable relates to advances made to HZI and NYI by its Chairman of the Board which are due on demand. Furthermore, pursuant to the terms of a note dated January 30, 1996 amounting to $20,000, said note can be converted into 40,000 shares of common stock.

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS (Cont'd)

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

              Effective December 16, 1996, the maturity dates on the above notes were extended to December 31, 1998 with a revised interest rate of 5% per annum.

         iii) On July 16, 1996 the Company entered into two loan agreements amounting to $200,000 with two unrelated shareholders. Each loan was for $100,000 and bear interest at 9% per annum and is due within one (1) year, or from the proceeds of the Company's securities including the exercise of Class B and C Warrants. As of March 31, 1997, the Company has not repaid such loans.

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS (Cont'd)

      c) STOCKHOLDER NOTES AND LOANS PAYABLE (Cont'd)

         iv) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable on the earlier of one (1) year from May 24, 1996 or out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As additional consideration the Company issued 66,666 shares of restricted common stock. The Company issued and has valued the common stock at $133,333 or fifty percent (50%) of the fair value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders equity by $133,333, respectively for this transaction. The deferred financing cost are being amortized over one year, which is the maximum term of the loan, or will be charged to operations
              if paid prior to May 24, 1997.   For the three months ended March
              31, 1997, amortization expense amounted to $33,333. Further, the Company agreed to register said shares (See Note 3(e)). Lastly, as of March 31, 1997, the Company has not repaid such loan.

         v) At March 31, 1997 and December 31, 1996, accrued interest related to such notes and loans amounted to $47,459 and $36,376, respectively, and is included in accrued expenses.

      d) SHAREHOLDER TRANSACTIONS

         On September 19, 1995 the Company granted to its Vice Chairman a non-qualified stock option to purchase 250,000 shares of common stock at an exercised price of $.10 per share. This option expires seven
         (7) years from the date of grant and the underlying common shares related to the option are restricted. At the date of grant the Company recorded compensation expense of $50,000 based upon the fair value of the stock option at that date. As of March 31, 1997 such options have not been exercised.

      e) CONSULTING AGREEMENT

         On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum.

      f) CAPITAL CONTRIBUTION

         In December 1995, the Company sold 1,000,000 shares of common stock to four unrelated investors for $250,000. As a condition of the sale the Company's Chairman agreed to contribute 400,000 shares of the Company's common stock owned by him to the Company and to then have them cancelled by the Company. The Company has accounted for this as a $100,000 contribution of capital based upon the fair value of the stock at the date of contribution. The Company agreed to file a registration statement in February, 1996 as one of the conditions of the sale. (See Note 3(e)).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS (Cont'd)

      g) DUE FROM AFFILIATES

         The Company charges Manhattan West for the use of certain employees, laboratory space and management fees related to MC Inc.'s services. Manhattan West is under the common control of the Company's Chairman. For the three months ended March 31, 1997 and 1996 such charges amounted to $35,881 and $5,108, respectively. At March 31, 1997 and December 31, 1996, amounts due from Manhattan West for these services amounted to $52,246 and $33,495, respectively, which has been included in accounts receivable.

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

         The Company, through one of its wholly-owed subsidiaries, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) performing contract medical research services (principally conducting clinical trials which include "special" proprietary quantitative Pharmaco-electroencephalogram
         (QPEEG-Registered Trademark- studies) for health agencies, other contract research organizations and pharmaceutical companies (ii) designing and subcontracting the manufacturing of proprietary neuropsychiatric diagnostic testing software and equipment, which currently is their Brain Function Monitoring Systems-Registered Trademark- (BFM) and selling these to physicians, researchers and hospitals and (iii) providing telephonic neurological diagnostic testing services, including electroencephalogram ("EEG") and Dynamic Brain Mapping-Registered Trademark- to physicians and hospitals known as TeleMap-Registered Trademark-.

         In January 1996, the Company created a new wholly-owned subsidiary, Memory Centers of America, Inc. ("MC Inc.") to provide therapeutic services to people who suffer from memory impairment. MC Inc. began full operations of the pilot program at the end of the second quarter of 1996. Each facility is estimated to cost between $150,000 to $200,000 for equipment, leasehold improvements and working capital which includes administration costs. Revenues from this wholly owned subsidiary are considered insignificant for the three months ended March 31, 1997.

         THREE MONTHS MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

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

         Revenue from computer system sales, which include BFM, are recognized upon the shipment of the turnkey systems. Service revenues such as TeleMap, are recognized as they are rendered.

         The Company reported a net loss of $269,078 for the three months ended March 31, 1997 as compared to a net loss of $194,039 for the three months ended March 31, 1996.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996 (Cont'd)


         Revenues for the three months ended March 31, 1997 and 1996 amounted to $275,487 and $382,448, respectively. Revenues decreased by $106,961 or 28% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Gross profit for the three months ended March 31, 1997 and 1996 amounted to $105,644 and $181,062, respectively or a net decrease of $75,418. Gross profit percentage for three months ended March 31, 1997 and 1996 amounted to 38% and 47%, respectively, or a net decrease of 9%. The Company includes in the cost of sale amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the three months ended March 31, 1997 and 1996 amortization charges amounted to $67,201 and $66,197, respectively, resulting in a reduction of the Company's overall gross profit percentage by 24% and 17%, respectively.

         Furthermore, the net reduction of sales and gross profit during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is attributable to the following:

         1. The Company's contract research division has not entered into any major multi million dollar new long-term contracts since
              December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1996 and 1995 the Company received $759,000 and $516,000, respectively, or $1,275,000 of new contracts. Revenues from contracts for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 amounted to $211,872 and $205,861, respectively, or a net increase of $6,011. The contract division's low revenues for the March 31, 1997 and 1996 quarters is attributable to the Company's lack of major new contracts during the last three years. Management believes that the drug research industry has temporarily been negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool of new research contracts. The Company believes that demand for more effective drugs with fewer negative side effects, in the area of the Company's competence, will continue to stimulate research activity in the long term.

              The gross profit percentage from contracts for the three months ended March 31, 1997 is 59% as compared to March 31, 1996 which was 31%. The increase in gross profit for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, is a result of efficiencies introduced within the contract division.

              As of March 31, 1997 the Company contract division had a backlog of approximately $536,000 from uncompleted contracts. The
              Company expects to realize a minimum of $400,000 of revenue during 1997 from said contracts.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996 (Cont'd)

         1.   (Cont'd)

              The contract research division during the December 31, 1996 year end performed significant work for a major foreign customer, resulting in a large increase in their accounts receivable. In accordance with the contract, a significant portion of the receivable will be paid by this customer upon completion of the statistical report. During the fourth quarter of the 1996 calendar year, the Company competed the statistical report for the foreign customer and collected the remaining portion of the outstanding receivable from September 30, 1996 which amounted to $50,000. As of March 31, 1997, the receivable amounts from this foreign customer amounted to $320,000 of which $100,000 is expected to be collected during the second quarter and the remainder is expected to be collected during the third and fourth quarters. In connection with this second contract, the foreign customer has amended the original contract to include additional patients, which has resulted in a change of the estimated completion date from December 1996 to June 1997.

         2. Net sales of BFM Systems for the three months ended March 31, 1997 and 1996 amounted to $24,394 and $150,600, respectively or a net decrease of $126,206. Gross profit amounts for the three months ended March 31, 1997 amounted to a negative $46,508 whereby for the three months ended March 31, 1996, the gross profit amounted to $99,708, or a net decrease of $146,216. As noted previously, the Company changed its amortization of software development costs, resulting in an increased charge to the BFM division. Amortization expense for three months ended March 31, 1997 and 1996 amounted to $45,574 and $44,338, respectively. During the last nine months for the period ended March 31, 1997, the Company has not sold any major BFM systems. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

         3. Revenues of the TeleMap division for the three months ended March 31, 1997 and 1996 amounted to $24,592 and $25,987, respectively. Gross profit percentage for the three months ended March 31, 1997 and 1996 amounted to 51% and 64%, respectively due to a slight increase in labor costs.

         4. Pilot memory centers revenue for the three months ended March 31, 1997 amounted to $14,629. This revenue was derived entirely from Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") through a pilot program conducted under the management of MC Inc.. Manhattan Westchester is a medical practice that is controlled by the Company Chairman. While MC Inc. does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996 (Cont'd)

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

         General and administrative expenses for the three months ended March 31, 1997 were $337,522 as compared to the three months ended March 31, 996 of $214,096 or an increase of $123,426 or 58%. The increase in general and administrative expenses for the three months ended March 31, 1997 is due to the Company increasing its development costs for its new subsidiary, MC Inc. by $104,000 as compared to the three months ended March 31, 1996. The intended business of MC Inc. is to manage and distribute through professional medical practioners a program that will evaluate and treat mild memory disturbances.

         Research and development costs ("R&D") for the three months ended March 31, 1997 were $17,475 as compared to the three months ended March 31, 1996 of $27,966 or a decrease of $10,491.

         Commencing July 19, 1995 through September 13, 1996, the Company borrowed approximately $700,000 (net of repayments) from their shareholders and their affiliates. These loans were used principally to finance losses from operations. As a result of these additional borrowings, interest expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 increased by $36,333.

         On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As consideration for such loan the company issued 66,665 shares of restricted common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair value on May 24, 1996, the date of the transaction. The Company recorded deferred financing costs and increased stockholders' equity by $133,333 for this transaction. The deferred financing costs are being amortized over one year, which is the maximum term of the loan,
         or will be charged to operations if paid prior to May 24, 1997.   The
         implicit rate of interest for this loan is 67% per year. At the time of the loan from such stockholder, the Company was unable to borrow at lower interest rates due to its financial condition and the size of the loan. Accordingly, management considered the importance to the Company of obtaining such funding which in its opinion outweighed the cost, particularly since the costs of issuing its securities did not impair the Company's cash flows since such costs did not involve the outlay of Company funds. The Company is negotiating an extension on this loan.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         LIQUIDITY AND CAPITAL RESOURCES

         THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

         At March 31, 1997 and December 31, 1996, the Company had working capital of $1,274,912 and a working capital of $1,082,613, respectively. The $192,299 net increase in working capital for the three months ended March 31, 1997 as compared to the year ending December 31, 1996 is the result of the Company raising $600,000 from the exercise of warrants during March 1997. These funds were used to supplement the Company's working capital.

         For the three months ended March 31, 1997 and 1996, the Company used cash for operations of $337,507 and $161,561, respectively, resulting in increased use of cash for operations by $175,946. The net increase for the three months ended March 31, 1997 is the result of loss from operations amounting to $269,078 as compared to the loss from operations for the three months ended March 31, 1996 of $194,039. As noted previously, the Company's sales for the three months ended March 31, 1997 were $106,961 less than the March 31, 1996 period, principally from the BFM division. Additionally, the Company changed its amortization policy for computer system product development costs effective January 1, 1996 resulting in additional non-cash charge to operation of $125,745 for the three months ended March 31, 1996. The Company increased its development costs expenditures by $104,000 for its new subsidiary, MC Inc. for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The effect of these items net of the non-cash charge to the March 31, 1996 operations for additional amortization resulting from the change in the Company's amortization policy, increased the loss from operations by $210,961.

         For the three months ended March 31, 1997 and 1996 cash used by investing activities amounted to $131,668 and $22,119, respectively, or a net increase in use of cash of $109,549. The increased use in cash for investing activities for the three months ended March 31, 1997 was attributable to the following: (i) purchase of equipment and fixtures amounting to $32,973, (ii) $36,576 increase in database development costs and (iii) costs incurred in organizing memory
         centers amounting to approximately $40,000.   The increase in the
         database development costs was the result of a large amount of EEG studies inputted into the database. The Company during the three months ended March 31, 1997 purchased equipment and incurred organization costs amounting to approximately $72,000 principally for its new subsidiary MC Inc. The organization costs expenditures were in connection with future operating sites, legal documentation etc.

         For the three months ended March 31, 1997 and 1996 cash provided by financing activities amounted to $494,237 and $139,711, respectively. For the three months ended March 31, 1997 the Company received $600,000 in connection with the exercise of 200,000 Class B and 200,000 Class C warrants, which resulted in the Company issuing 400,000 shares of common stock. During March 1996 the company sold 333,000 shares of common stock for $133,333 to foreign investors utilizing regulations "S". Furthermore, during the three months ended March 31, 1996 the company repaid a line of credit which amounted to $50,000. The Company incurred costs for the three months ended March 31, 1997 and 1996 amounting to $85,876 and $25,046, respectively, in connection with registering shares of common stock and warrants pursuant to contractual obligations with certain stockholders. At March 31, 1997 and 1996, the company accrued $3,750 of dividends for Series 1 preferred stock as required under terms of the preferred stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

         THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996 (Cont'd)

         At March 31, 1997 the Company's outstanding debt with respect to borrowings amounted to $870,314. The Company expects to repay, and in some cases is obligated to repay, such debt from the first proceeds received upon the exercise of the Class B and C Warrants. If such proceeds are insufficient, the Company expects to be able to make repayments from internally generated funds or additional public or private sales of its securities.

         MANAGEMENTS'S PLAN

         Since 1974, the Company has conducted a series of research programs and studies on memory-enhancing drugs. In these programs, a series of tests have been used which may assist in the establishment of the cause and degree of memory disturbances. Furthermore, the Company provides telephonic services to assist in diagnosis of brain disorders. These services were enhanced with new hardware and software. The Company has been developing tele-neuropsychiartry systems to be applied in multinational clinical trials. The existing hardware/software for these systems was also modified to assist in the diagnosis of memory disturbances. The Company also has databases that contain data from patients in several diagnostic categories and from the computer-analyzed EEG (CEEG-Registered Trademark-) profiles of numerous neuropsychiatric medications. The databases related to memory disturbances (e.g., age-associated memory disturbance and different types of dementia, such as Alzheimer's) and to memory drugs (e.g., cognitive activators, psychostimulants, anti-Alzheimers' drugs) were prepared to assist doctors in the diagnosis and treatment of memory disturbances.

         All of this work set the stage to form a wholly-owned subsidiary, MC Inc. To test the validity and reliability of the Company's proprietary hardware and software in day to day practice and to provide multi-disciplinary diagnostic and therapeutic help for people who suffer from memory impairment, the Company has established two "Memory Centers (TM)" in collaboration with Manhattan Westchester Medical Services, P.C. in New York City, and Tarrytown, New York as pilot centers. The Company intends to have 5 to 10 Memory Centers opened by the calendar year end 1997. These centers are to be operated under expert medical supervision which will include up-to-date diagnostic tools so as to provide the best available treatment. In January 1997, the Company hired an experienced executive as President and CEO of Memory Centers, Inc.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         MANAGEMENTS'S PLAN (Cont'd)

         During December 1996, the Company completed a private placement of its securities which provided $2,001,618. Approximately 75% of the proceeds of this private placement are intended to be used for the initial development and expansion of Memory Centers (TM), including advertising, working capital and new management. In addition, the Company has earmarked approximately $200,000 of the $600,000 raised from the exercise of Warrants in March 1997. The balance of the funds are intended to be used to enhance management of the Company and to promote the products and services for HZI. The Company intends to set up 100 centers within the next 5 years if the pilot program is successful and only if additional capital can be raised. Long term capital requirements for these centers based on the same assumptions as set forth above, could range from $15,000,000 to $20,000,000. The Company intends to raise such capital through public and private sale of its securities as well as by debt financing. Additionally the Company is exploring joint ventures and strategic alliances with other Companies. No assurance can be given that such capital will be raised or that strategic alliances or joint ventures will be formed.

         The Company demonstrated and reported in a scientific periodical that a double dose of a plant extract product sold by the Company's largest customer has more CNS effects and thus, should be more therapeutically effective than that of the current marketed dose. This customer has
         made new commitments to the Company.   In this connection the Company
         received from this customer, as of December 31, 1996, $100,000 to support the efforts of an Advisory Committee of a prominent international health organization to develop an Alzheimer's Study protocol, as well as commitments for $285,000 to continue its work on the plant extract product. Management believes that this recent significant support by the Company's largest customer will have a positive effect on future business. The Company, during the fourth quarter of 1996, also obtained a new contract ($140,000) from a U.S. pharmaceutical company to conduct a QPEEG study.

         In January, 1995, the Company entered into a joint venture arrangement with Tena, Ltd. in Istanbul, Turkey, for the purpose of further research and development of the Company's products and the marketing and sales of its products in the Mid-East, former U.S.S.R. countries and in other geographical areas in which the Company has no distribution. Each project assigned to the joint venture requires a statement of work to be completed, and a budget with funding responsibility to be decided by the respective parties. The Company entered into this joint venture anticipating that certain of its products could be developed by the joint venture at a cost below that attainable in the United States. While no development work has been assigned to Tena to date, Tena is involved in marketing the Company's products. Accordingly, there are at present no capital or other funding requirements anticipated with respect to this venture.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         MANAGEMENTS'S PLAN (Cont'd)

         The Company will meet its future cash requirements for its general corporate overhead and its HZI operations for at least the next twelve months through cash flow from operations based on its current contract backlog amounting to $536,000 at March 31, 1997, future contracts currently under negotiation and the balance of the $2,601,618 received during December 1996 and March 1997 as a result of selling units in a private placement and the exercise of warrants as previously discussed.

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

                             PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

    None

ITEM 2 - Changes in Securities:

    None

ITEM 3 - Defaults Upon Senior Securities:

    None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

    None

ITEM 5 - Other Information:

    None

ITEM 6 - Exhibits and Reports on Form 8-K:

    a)   Exhibits

         None

    b)   Reports on Form 8-K

         None

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NeuroCorp., Ltd.

Date:  May 23, 1997                     By: /s/  Aileen A.  Kunitz
      ------------                     ----------------------------------------
                                       Aileen A.  Kunitz
                                       Vice President & Chief Financial Officer