Form 10QSB
period 1997-06-30
NEUROCORP LTD
filed 1997-08-19
CIK 814043

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended  JUNE 30, 1997
                               --------------------------------------
                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------     ------------------

Commission File Number:                33-2205-D
                      -------------------------------------------------------

                                  NEUROCORP., LTD.
 ----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         NEVADA                                          87-0446395
------------------------------         ---------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

150 WHITE PLAINS ROAD, TARRYTOWN, NEW YORK
--------------------------------------------------------------------------------
(Address of principal executive offices)

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               YES /XX/ NO / /

             APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                               YES /  / NO / /

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,173,806 Shares as of June 30, 1997.

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART 1 - FINANCIAL INFORMATION:

    ITEM I - FINANCIAL STATEMENTS                                    Page
                                                                     number

         Consolidated balance sheets at June 30, 1997 (unaudited)
          and December 31, 1996                                      F-1

         Consolidated statements of operations (unaudited)
          for the three months ended June 30, 1997 and 1996          F-2

         Consolidate statements of operations (unaudited)
           for the six months ended June 30, 1997 and 1996           F-3

         Consolidated statement of stockholders' equity (unaudited)
          for the six months ended June 30, 1997                     F-4

         Consolidated statements of cash flows (unaudited)
          for the six months ended June 30, 1997 and 1996         F-5 - F-6

         Notes to consolidated financial statements               F-7 - F-17

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                    F-18 - F-28

PART II - OTHER INFORMATION                                         F-29



                                         NEUROCORP, LTD. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS
                                                                            (Unaudited)
                                                                            JUNE 30, 1997     DECEMBER 31, 1996
                                                                          -----------------   -----------------
Current assets:
    Cash                                                                  $    1,150,034        $  1,851,114
    Accounts receivable, net of allowance for
     doubtful accounts of $468,000 at December 31, 1996                          519,993             550,163
    Inventory                                                                     22,594              29,356
    Prepaid expenses and taxes                                                    87,215              36,982
    Deferred financing costs                                                          -               53,516
    Other current assets                                                         132,261              84,445
                                                                          --------------        ------------
         Total current assets                                                  1,912,097           2,605,576
                                                                          --------------        ------------

Equipment and fixtures, net                                                      126,125              83,549
                                                                          --------------        ------------

Other assets:
    Database development costs, net                                            1,265,886           1,264,018
    Computer system product development costs, net                               434,204             496,518
    Deferred registration costs                                                  114,035                -
    Other                                                                        220,549             130,703
                                                                          --------------        ------------
         Total other assets                                                    2,034,674           1,891,239
                                                                          --------------        ------------

Total assets                                                              $    4,072,896        $  4,580,364
                                                                          --------------        ------------
                                                                          --------------        ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $      72,055    $         166,232
    Accrued expenses                                                            182,015              176,503
    Stockholder notes and loans payable                                         106,680              858,687
    Income taxes payable                                                          2,016                6,400
    Current portion of long-term debt                                               -                 38,715
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                    84,454              276,426
                                                                          --------------        ------------
         Total current liabilities                                              447,220            1,522,963
                                                                          --------------        ------------

Long-term liabilities:
    Stockholder notes and loans payable                                         650,000                 -
    Long-term debt                                                                 -                  15,502
    Deferred income taxes                                                       264,000              264,000
                                                                          --------------        ------------
         Total liabilities                                                    1,361,220            1,802,465
                                                                          --------------        ------------

Commitments and contingencies (Note 4))                                            -                    -

Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares, issued as follows:
      Cumulative Preferred stock, class B, series 1, no par value, issued and
       outstanding 150,000 shares, full liquidation value  $150,000             150,000              150,000
      Convertible Preferred stock, class B, series 2, no par value, issued and
       outstanding 250,000 shares, full liquidation value $250,000              250,000              250,000
    Common stock, $.001 par value, 100,000,000 shares authorized 8,173,806
     and 7,723,806 issued and outstanding, respectively                          47,374               46,924
    Less: discount on common stock                                              (28,500)             (28,500)
    Additional paid-in capital                                                3,847,037            3,246,987
    Contributed capital                                                         100,000              100,000
    Accumulated deficit                                                      (1,654,235)            (987,512)
                                                                          --------------        ------------
         Total stockholders' equity                                           2,711,676            2,777,899
                                                                          --------------        ------------

Total liabilities and stockholders' equity                                $   4,072,896         $  4,580,364
                                                                          --------------        ------------
                                                                          --------------        ------------


        See accompanying notes to consolidated financial statements (unaudited).

                          NEUROCORP, LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                           1997           1996
                                                      ------------   ------------

Net sales                                             $    311,513   $    408,674

Cost of sales, including amortization expense
    of $68,604 and $59,752, respectively                   123,220        181,508
                                                      ------------   ------------

Gross profit                                               188,293        227,166

Expenses:
  General and administrative expenses                      524,718        307,554
  Research and development                                  34,653         17,218
                                                      ------------   ------------
    Total expenses                                         559,371        324,772
                                                      ------------   ------------

Loss from operations before other income (expense)
 and income tax expense                                   (371,078)       (97,606)

Other income (expense):
  Interest income                                           10,292          2,251
  Interest expense                                         (30,659)       (23,673)
                                                      ------------   ------------

Loss before income tax benefit                            (391,445)      (119,028)

Income tax (benefit)                                        (1,300)            -
                                                      ------------   -------------

Net loss                                              $   (390,145)  $   (119,028)
                                                      ------------   ------------
                                                      ------------   ------------

Net loss applicable to common shares                  $   (393,895)  $   (122,778)
                                                      ------------   ------------
                                                      ------------   ------------
Loss per common equivalent share:
 Primary:
  Loss before income tax benefit                      $       (.05)  $       (.02)
  Income tax benefit                                            -              -
                                                      ------------   ------------
  Net loss                                            $       (.05)  $       (.02)
                                                      ------------   ------------
                                                      ------------   ------------

Net loss applicable to common shares                  $       (.05)  $       (.02)
                                                      ------------   ------------
                                                      ------------   ------------

Weighted average number of shares outstanding            8,173,806      7,151,563
                                                      ------------   ------------
                                                      ------------   ------------


        See accompanying notes to consolidated financial statements (unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                      1997           1996
                                                 ------------   ------------
Net sales                                        $    587,000   $    791,122

Cost of sales, including amortization expense
    of $135,805 and $128,800, respectively            293,063        382,894
                                                 ------------   ------------

Gross profit                                          293,937        408,228

Expenses:
  General and administrative expenses                 844,765        521,650
  Research and development                             52,128         45,184
                                                 ------------   ------------
    Total expenses                                    896,893        566,834
                                                 ------------   ------------

Loss from operations before other income (expense)
 and income tax expense                              (602,956)      (158,606)

Other income (expense):
 Cumulative effect of change of accounting estimate       -         (125,745)
  Interest income                                      21,708          5,940
  Interest expense                                    (77,975)       (34,656)
                                                 ------------   ------------

Loss before income tax expense                       (659,223)      (313,067)

Income tax expense                                        -              -
                                                 ------------   ------------

Net loss                                         $   (659,223)  $   (313,067)
                                                 ------------   ------------
                                                 ------------   ------------

Net loss applicable to common shares             $   (666,723)  $   (320,567)
                                                 ------------   ------------
                                                 ------------   ------------

Loss per common equivalent share:
 Primary:
  Loss before income tax expense                 $       (.08)  $       (.05)
  Income tax expense                                       -              -
                                                 ------------   ------------

  Net loss                                       $       (.08)  $       (.05)
                                                 ------------   ------------
                                                 ------------   ------------

Net loss applicable to common shares             $       (.08)  $       (.05)
                                                 ------------   ------------
                                                 ------------   ------------

Weighted average number of shares outstanding       8,015,486      6,784,920
                                                 ------------   ------------
                                                 ------------   ------------

        See accompanying notes to consolidated financial statements (unaudited).


                                                 NEUROCORP, LTD. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                            (UNAUDITED)

                                                             PREFERRED STOCK CLASS B
                                                   SERIES 1                        SERIES 2                 COMMON STOCK
                                            SHARES          AMOUNT          SHARES           AMOUNT            SHARES
                                          ---------       ---------       ----------       ----------       ------------

Balances at
 December 31, 1996                         150,000      $  150,000          250,000       $   250,000        7,723,806

Accrued preferred stock
 dividend                                       -               -              -                  -                 -

Issuance of common stock
 in connection with exercise
 of warrants                                                                                                   400,000

Issuance of common stock
 in connection with exercise
 of stock option                                -               -              -                  -             50,000

Net loss for the six months
 ended June 30, 1997                            -               -              -                  -                 -
                                       ------------    ------------    ------------    --------------     ------------

Balances at June 30, 1997                  150,000      $  150,000          250,000       $   250,000        8,173,806
                                       ===========     ===========     ============    ==============     ============



                                                      ADDITIONAL                                       TOTAL
                                      COMMON STOCK     PAID-IN       CONTRIBUTED  (ACCUMULATED     STOCKHOLDERS'
                                         AMOUNT        CAPITAL         CAPITAL       DEFICIT)         EQUITY
                                       ---------     -----------     -----------  ------------    --------------

Balances at
 December 31, 1996                    $ 18,424      $3,246,987     $ 100,000   $  (987,512)     $  2,777,899

Accrued preferred stock
 dividend                                   -             -               -         (7,500)           (7,500)

Issuance of common stock
 in connection with exercise
 of warrants                               400         599,600            -            -             600,000

Issuance of common stock
 in connection with exercise
 of stock option                            50             450            -            -                 500

Net loss for the six months
 ended June 30, 1997                        -             -               -        (659,223)        (659,223)
                                  ------------   -------------   -----------  --------------  ---------------

Balances at June 30, 1997             $ 18,874      $3,847,037     $ 100,000   $ (1,654,235)     $ 2,711,676
                                  ============   =============   ===========  ==============  ===============



        See accompanying notes to consolidated financial statements (unaudited).

                            NEUROCORP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30,
                                       (UNAUDITED)


                                                                     1997           1996
                                                                -------------  -------------
Cash flows for operating activities:
    Net loss from operations                                    $    (659,223) $    (313,067)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization                                     169,225        143,582
    Amortization of deferred financing costs                           53,516         13,152
    Cumulative effect of change in accounting estimate                    -          125,745
  Decrease (increase) in:
    Accounts receivable                                                30,170       (447,399)
    Inventory                                                           6,762         (4,898)
    Prepaid expenses and taxes                                        (50,233)        18,204
    Other current assets                                              (47,816)        17,057
  Increase (decrease) in:
    Accounts payable                                                  (94,177)        69,547
    Accrued expenses                                                   (1,988)       (28,586)
    Income taxes payable                                               (4,384)        (6,997)
    Billings in excess of costs and estimated earnings on
         uncompleted contracts                                       (191,972)       (31,657)
                                                                -------------  -------------
Net cash flows used for operating activities                         (790,120)      (445,317)
                                                                -------------  -------------

Cash flows for investing activities:
    Purchase of equipment and fixtures                                (65,975)       (13,458)
    Database development costs capitalized                            (75,359)       (57,703)
    Patent cost capitalized                                               -           (2,150)
    Computer system development costs capitalized                         -           (2,277)
    Other assets                                                     (101,027)           -
    Proceeds from sale of automobile                                    1,660            -
                                                                -------------  --------------
Net cash flows used for investing activities                         (240,701)       (75,588)
                                                                -------------  --------------

Cash flows from financing activities:
    Repayments of demand note - line of credit                            -          (50,000)
    Repayment of stockholders loans                                  (102,007)      (137,370)
    Proceeds from stockholders loans                                      -          365,000
    Principal payments on long-term debt                              (54,217)       (36,052)
    Registration costs incurred                                      (114,035)       (25,046)
    Proceeds from exercise of warrants and sale of common stock       600,000        400,000
                                                                -------------  --------------
Net cash flows provided by financing activities                       329,741        516,532
                                                                -------------  --------------

Net decrease in cash                                                 (701,080)        (4,373)

Cash at beginning of period                                         1,851,114        140,519
                                                                -------------  --------------
Cash at end of period                                           $   1,150,034     $  136,146
                                                                -------------  --------------
                                                                -------------  --------------


        See accompanying notes to consolidated financial statements (unaudited).



                             NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30,
                                         (UNAUDITED)


                                                                     1997          1996
                                                                -----------    ----------

Supplemental disclosures of cash flow information:
    Cash paid for the six months for:
         Interest                                               $     3,770    $    8,880
                                                                -----------    ----------
                                                                -----------    ----------

         Income taxes                                           $       -      $      -
                                                                -----------    ----------
                                                                -----------    ----------

Schedule of non-cash investing and financing activities:

Accrued dividends on Series 1 preferred stock                   $     7,500    $    7,500
                                                                -----------    ----------
                                                                -----------    ----------

Bank note liquidated in exchange for automobile                 $    22,703           -
                                                                -----------    ----------
                                                                -----------    ----------

Issuance of restricted 66,000 shares of common stock
 for deferred financing cost associated with a loan             $       -      $  133,000
                                                                -----------    ----------
                                                                -----------    ----------


        See accompanying notes to consolidated financial statements (unaudited).

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)

NOTE 1 - GENERAL

         NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI") to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements give effect to the reverse stock split. This transaction has been accounted for as a reverse acquisition of HZI, whereby its assets and liabilities have been recorded at their historical costs. Prior to this transaction the Company had no significant assets, liabilities or operations. Accordingly, the financial statements at June 30, 1997 and December 31, 1996 represent the assets and liabilities of HZI and it's affiliates and the results of their operations and cash flows. All costs incurred in connection with the reverse acquisition have been charged to additional paid-in capital at the completion of the transaction. On the closing date, the Company's Board of Directors were replaced by directors designated by HZI and the Company changed its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd.

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

         During the second quarter, the Company created a new division within Neuro Corp. Ltd., called Tele-Neuro Pyschiatry ("TNP"). The TNP division will be responsible for marketing Tele-Neuro Psychiatric systems which are based on the Company's proprietary software and hardware equipment. The TNP system will provide data communication with off-site experts. Furthermore, the Company believes the new TNP system will be useful for enhancing quality controls in research programs. The Company is currently utilizing TNP systems at two MC Inc. pilot centers.

         The Company conducts its operations in Tarrytown, New York. The Company's revenues consist of a concentration of significant long-term contracts, thus leading to a limited number of customers comprising a significant percentage of revenues. See Note 4(b) for additional information.

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)

NOTE 1 - GENERAL (Cont'd)

         The unaudited interim financial statements for the three and six months ended June 30, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three and six months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1996, included in Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - LONG-TERM DEBT

         Long-term debt consists of the following at:

                                            (Unaudited)
                                              June 30,          December 31
                                                1997                1996
                                            -----------         -----------

          Note payable due in thirty-six
          (36) monthly installments of
           $6,175 including interest at
           prime plus 1% per annum
           due May 1997.  The note is
           collateralized by equipment,
           receivables and general
           intangible assets and has been
           personally guaranteed by certain
           officers.                        $      -            $    31,289

         Note payable due in forty-eight
          (48) monthly installments
          of $768 including interest at 9.5%
          per annum due November 1999.  The
          note is collateralized by a company
          vehicle.                                 -                 22,928

         Less: current portion                     -                (38,715)
                                            ----------          -----------

         Long-term portion                  $      -            $    15,502
                                            ----------          -----------
                                            ----------          -----------

         Long-term debt matures as follows:
                                                                Year ended
                                                                December 31,
                                                                ------------
                             1997                               $    38,715
                             1998                                     8,134
                             1999                                     7,368
                                                                -----------
                                                                $    54,217
                                                                -----------
                                                                -----------

NOTE 3 - STOCKHOLDERS' EQUITY

    a)   ISSUANCE OF WARRANTS

         As part of the acquisition, the Board of Directors of the Company have authorized the issuance of Class B and Class C Warrants to all stockholders of the Company who were stockholders of record as of November 1, 1994. The Warrants were distributed on a 1 Warrant for 1 share of common stock basis (post reverse stock split) and comprised in

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)



         the aggregate 800,000 Class B and 800,000 Class C Warrants, each of which is exercisable into one share of Common Stock of the Company. The Class B Warrants are exercisable at $2.25

NOTE 3 - STOCKHOLDERS' EQUITY (Cont'd)

    a)   ISSUANCE OF WARRANTS (Cont'd)

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

         In January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively and the expiration dates were extended to June 30, 1997. During June 1997 the Company's Board of Directors extended the June 30, 1997 expiration to December 31, 1997. As described in Note 3(e), in February 1996, the Company filed a registration statement in order to register such warrants.

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

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY (Cont'd)

    b)   STOCK OPTION PLAN TRANSACTIONS (Cont'd)

         On September 19, 1995, the Company granted to its President and Vice Chairman a stock option to purchase 250,000 shares of common stock at an exercised price of $.10 per share. This option expires seven (7) years from the date of grant and the underlying common shares related to the stock option are restricted. At the date of grant the Company recorded compensation expense of $50,000 based upon the fair value of the stock option at that date.

         On December 15, 1995, the Company granted orally a consultant a non-qualified stock option to purchase 50,000 shares of common stock at $.01 per share. The underlying common shares related to the stock option are restricted. At the date of grant the Company recorded a consulting fee of $16,875 based upon the fair value of the stock option on that date. On March 26, 1997, the consultant exercised the stock option and, the Company issued 50,000 shares of restricted common stock pursuant to the terms of the oral stock option agreement granted to a consultant on December 15, 1995.

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

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)


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

NOTE 3 - STOCKHOLDERS' EQUITY (Cont'd)

    c)   ISSUANCE OF COMMON STOCK AS CONSIDERATION FOR LOANS (Cont'd)

         (i)  (Cont'd)

              Subsequent to year end, the above loans were extended to December 31, 1998 with a revised interest rate of 5% per annum. Accordingly, as of June 30, 1997, such loans have been classified as long term.

         (ii) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants (See Note 10(f)), whichever comes first. As additional consideration the Company issued 66,665 shares of restrictive common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair market value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders' equity by $133,333, respectively for this transaction. The deferred financing cost is being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. During June 1997 the original maturity date of May 24, 1997 was extended to December 15, 1998. Accordingly, as of June 30, 1997, such loans have been classified as long term.

    d)   SALE OF COMMON STOCK AND CAPITAL CONTRIBUTION

         In December 1995, the Company sold 1,000,000 post-split shares of .001 par value common stock to four investors unrelated to the Company for $250,000. As a condition of the sale the Company's Chairman agreed to contribute 400,000 shares of the Company's common stock owned by him to the Company and to then have them canceled by the Company. The Company has accounted for this as a $100,000 contribution of capital based upon the fair market value of the stock at the date of contribution. The Company agreed to file a registration statement in February 1996 as one of the conditions of the sale, as described below.

    e)   REGISTRATION OF COMMON STOCK

         During February, 1996, the Company commenced registering common shares and warrants pursuant to certain registration rights, and other contractual obligations incurred by the Company in connection with the issuance of such common shares and warrants pursuant to the HZI acquisition agreement signed in November 1994 and the sale of

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)


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



NOTE 3 - STOCKHOLDERS' EQUITY (Cont'd)

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

         A schedule of future minimum rental payments at December 31, 1996 is as follows:

         YEAR ENDED DECEMBER 31,
         -----------------------
         1997                                    $     92,557
         1998                                          77,868
                                                 ------------
                                                 $    170,425
                                                 ------------
                                                 ------------

         Rent expense under all operating leases for the six months ended June 30, 1997 and 1996 was $62,111 and $56,657, respectively.

    b)   CONCENTRATION OF CREDIT RISK

         For the six months ended June 30, 1997 and 1996, approximately 80% and 60%, respectively, of net sales were derived from four and two unrelated customers, respectively, who are in the pharmaceutical and psychiatric industries. As of June 30, 1997 and December 31, 1996, approximately 75% and 61% respectively, of accounts receivable are due from three and two unrelated customers, respectively.

    c)   EMPLOYMENT AGREEMENTS

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)



    i) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. The agreement provides that on each anniversary date the Chairman's salary shall be increased in good faith subject to negotiations between the Chairman and the Company. The Company agreed to review the services rendered by the Chairman at least annually and, at the discretion of the Board of Directors award a cash bonus or make a contribution to a deferred compensation plan. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for a vehicle and driver funded by the Company. For the six months ended June 30, 1996, the Company's Chairman waived his right to receive


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Cont'd)

    c)   EMPLOYMENT AGREEMENTS (Cont'd)

         i)   (Cont'd)

              the term life insurance as provided for in the employment agreement. Effective February 1, 1997, the Company has purchased life insurance in accordance with the September 20, 1995 employment agreement. The Company has estimated the annual cost for the initial policy year to be $20,000.

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

         iii) On December 31, 1996, the Company entered into an employment agreement with its then Chief Financial Officer providing for a base salary of $85,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter.

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

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)



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

NOTE 5 - RELATED PARTY TRANSACTIONS

    a)   REVENUES FROM AFFILIATES

         The Company charges NYI, as well as Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") for the use of certain employees and office and laboratory space (administration services) of the Company. Manhattan Westchester is also under the common control of the Company's Chairman. Net revenues from these affiliates for the six months ended June 30, 1997 and 1996 amounted to $23,708 and $24,361, respectively.

         The above transactions between HZI and NYI have been eliminated in the consolidated financial statements.

    b)   SERVICES PROVIDED BY AFFILIATES

         During 1994 HZI and Manhattan Westchester entered into an arrangement whereby Manhattan Westchester would provide medical consulting services to HZI's TeleMap business. This arrangement was suspended during 1995 and reactivated during 1996. No services were provided by Manhattan Westchester to HZI for the six months ended June 30, 1997 and 1996.

    c)   STOCKHOLDER NOTES AND LOANS PAYABLE

    Stockholder notes and loans payable consisted of the following at:

                                                 JUNE
                                               30, 1997         DECEMBER
                                              (UNAUDITED)       31, 1996
                                             ------------      ---------
         Non-interest bearing loans and
          payables, except for $20,000 which
          bears interest at 10% per annum
          (See (i) below)                   $    106,680   $    108,687

         Notes payable bearing an interest
         of 5% to 9% (See (ii) and (iii)
          below)                                 450,000        550,000

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)


         Non-interest bearing loan payable
          (See (iv) below)                       200,000        200,000
                                            ------------   ------------
                                            $    756,680   $    858,687
                                            ------------   ------------
                                            ------------   ------------

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

              Subsequent to year end, the maturity dates on the above notes were extended to December 31, 1998 with a revised interest rate of 5% per annum. Accordingly, as of June 30, 1997, such amounts have been classified as long term.

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)


         iii) On July 16, 1996 the Company entered into two loan agreements amounting to $200,000 with two unrelated shareholders. Each loan was for $100,000 and bear interest at 9% per annum and is due within one (1) year, or from the proceeds of the Company's securities including the exercise of Class B and C Warrants. On April 30, 1997 the Company liquidated one loan obligation amounting to $100,000 and extended the second loan maturity date to December 15, 1998.
NOTE 5 - RELATED PARTY TRANSACTIONS (Cont'd)

    c)   STOCKHOLDER NOTES AND LOANS PAYABLE (Cont'd)

         iv) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable on the earlier of one (1) year from May 24, 1996 or out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As additional consideration the Company issued 66,666 shares of restricted common stock. The Company issued and has valued the common stock at $133,333 or fifty percent (50%) of the fair value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders equity by $133,333, respectively for this transaction. The deferred financing cost are being amortized over one year, which is the maximum term of the loan, or will be charged to operations
              if paid prior to May 24, 1997.   Subsequent to year end, the
              original maturity date of May 24, 1997 was extended to December 15, 1998. Accordingly, as of June 30, 1997 such loans have been classified as long term. For the six months ended June 30,1997 and 1996, amortization expense amounted to $53,515 and $13,152, respectively. Further, the Company agreed to register said shares (See Note 3(e)).

         v) At June 30, 1997 and December 31, 1996, accrued interest related to such notes and loans amounted to $54,985 and $36,376, respectively, and is included in accrued expenses.

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

    f)   CAPITAL CONTRIBUTION

         In December 1995, the Company sold 1,000,000 shares of common stock to four

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)


         unrelated investors for $250,000. As a condition of the sale the Company's Chairman agreed to contribute 400,000 shares of the Company's common stock owned by him to the Company and to then have them canceled by the Company. The Company has accounted for this as a $100,000 contribution of capital based upon the fair value of the stock at the date of contribution. The Company agreed to file a registration statement in February, 1996 as one of the conditions of the sale. (See Note 3(e)).
NOTE 5 - RELATED PARTY TRANSACTIONS (Cont'd)

    g)   DUE FROM AFFILIATES

         The Company charges Manhattan Westchester for the use of certain employees, laboratory space and management fees related to MC Inc.'s services. Manhattan Westchester is under the common control of the Company's Chairman. For the six months ended June 30, 1997 and 1996 such charges amounted to $38,803 and $11,144, respectively. At June 30, 1997 and December 31, 1996, amounts due from Manhattan Westchester principally for management and administrative services amounted to $73,238 and $33,495, respectively, which has been included in other current assets.

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

         The Company, through one of its wholly-owned subsidiaries, HZI, is primarily involved in three inter-related businesses all of which involve the interaction or utilization of the Company's proprietary software, databases and medical devices for the diagnosis and treatment of brain-related disorders. The three businesses are as follows: (i) performing contract medical research services (principally conducting clinical trials which include "special" proprietary quantitative Pharmaco-electroencephalogram
         (QPEEG-Registered Trademark- studies) for health agencies, other contract research organizations and pharmaceutical companies (ii) designing and subcontracting the manufacturing of proprietary neuropsychiatric diagnostic testing software and equipment, which currently is their Brain Function Monitoring Systems-Registered Trademark- ("BFM Systems") and selling these to physicians, researchers and hospitals and (iii) providing telephonic neurological diagnostic testing services, including electroencephalogram ("EEG") and Dynamic Brain Mapping-Registered Trademark- to physicians and hospitals known as TeleMap-Registered Trademark-.

         In January 1996, the Company created a new wholly-owned subsidiary, Memory Centers of America, Inc. ("MC Inc.") to provide therapeutic services to people who suffer from memory impairment. MC Inc. began full operations of the pilot program at the end of the second quarter of 1996. Each facility is estimated to cost between $150,000 to $200,000 for equipment, leasehold improvements and working capital which includes administration costs. Revenues from this wholly owned subsidiary are considered insignificant for the three and six months ended June 30, 1997.

         During the second quarter, the Company created a new division within Neuro Corp. Ltd., called Tele-Neuro Pyschiatry ("TNP"). The TNP division will be responsible for marketing Tele-Neuro Psychiatric systems which are based on the Company's proprietary software and hardware equipment. The TNP system will provide data communication with off-site experts. Furthermore, the Company believes the new TNP system will be useful for enhancing quality controls in research programs. The Company is currently utilizing TNP systems at two MC Inc. pilot centers.

         THREE MONTHS JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

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

         Revenue from computer system sales, which include BFM Systems, are recognized upon the shipment of the turnkey systems. Service revenues such as TeleMap, are recognized as they are rendered.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996 (Cont'd)

         The Company reported a net loss of $390,145 for the three months ended June 30, 1997 as compared to a net loss of $119,028 for the three months ended June 30, 1996.

         Revenues for the three months ended June 30, 1997 and 1996 amounted to $311,513 and $408,674, respectively. Revenues decreased by $97,161 or 24% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Gross profit for the three months ended June 30, 1997 and 1996 amounted to $188,293 and $227,166 respectively or a net decrease of $38,873. The gross profit percentages for three months ended June 30, 1997 and 1996 amounted to 60% and 56%, respectively, or a net increase of 4%. The Company includes in the cost of sale amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the three months ended June 30, 1997 and 1996 amortization charges amounted to $68,604 and $59,752, respectively, resulting in a reduction of the Company's overall gross profit percentage by 22% and 15%, respectively.

         Furthermore, the net reduction of sales and gross profit during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is attributable to the following:

         1. The Company has not entered into any major multi million dollar new long-term contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1996 and 1995 the Company received $759,000 and $516,000, respectively, or $1,275,000 of new contracts. Revenues from contracts for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 amounted to $181,228 and $271,103, respectively, or a net decrease of $89,875. The contract division's low revenues for the June 30, 1997 and 1996 quarters is attributable to the Company's lack of major new contracts during the last three years. Management believes that the drug research industry has temporarily been negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool of new research contracts. The Company believes that demand for more effective drugs with fewer negative side effects, in the area of the Company's expertise will continue to stimulate research activity in the long term.

              The gross profit percentage from contracts for the three months ended June 30, 1997 is 69% as compared to June 30, 1996 which was 59%. The increase in gross profit for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, is a result of efficiencies introduced within the contract division.

              As of June 30, 1997 the Company contract division had a backlog of approximately $355,000 from uncompleted contracts. The Company expects to realize a minimum of $220,000 through the remainder of 1997 from said contracts.

ITEM 6   -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (Cont'd)

         THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996 (CONT'D)

         1.   (Cont'd)

              The contract research division during the December 31, 1996 year end performed significant work for a major foreign customer, resulting in a large increase in their accounts receivable. During the fourth quarter of the 1996 calendar year, the Company completed the statistical report for the foreign customer and collected the remaining portion of the outstanding receivable from September 30, 1996 which amounted to $50,000. As of June 30, 1997, the receivable amounts from this foreign customer for a second contract amounted to $220,700 and is expected to be collected during the fourth quarter. The foreign customer has amended the second contract to include additional patients, which has resulted in a change of the estimated completion date from December 1996 to during the fourth quarter 1997.

         2. Net sales of BFM Systems for the three months ended June 30, 1997 and 1996 amounted to $28,884 and $82,085, respectively or a net decrease of $53,201. Gross profit amounts for the three months ended June 30, 1997 amounted to a negative $3,686 whereas for the three months ended June 30, 1996, the gross profit amounted to $59,922 or a net decrease of $63,608. As noted previously, the Company changed its amortization of software development costs, resulting in an increased charge to the BFM Systems division. Amortization expense for three months ended June 30, 1997 and 1996 amounted to $25,043 and $18,462, respectively. During the last twelve months for the period ended June 30, 1997, the Company has not sold any major BFM Systems. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

         3. Revenues of the TeleMap division for the three months ended June 30, 1997 and 1996 amounted to $25,928 and $30,459, respectively. Gross profit percentage for the three months ended June 30, 1997 and 1996 amounted to 45% and 69%, respectively due to an increase in labor costs.

         4. Pilot memory center management fees and other revenues for the three months ended June 30, 1997 amounted to $6,000. However, the Company, during the second quarter, reduced certain excess revenue accruals recorded during the first quarter and thus reduced second quarter revenues by $5,629 to $371. This revenue was derived entirely from Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") through a pilot program conducted under the management of MC Inc.. Manhattan Westchester is a medical practice that is controlled by the Company Chairman. While MC Inc. does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed.

         5. The TNP division completed its first sale amounting to $75,102 during the second quarter ended June 30, 1997. Costs in connection with this sale, principally amortization of software development costs allocated to the TNP division from the BFM Systems division amounted to $21,093. Gross profit on this sale amounted to $54,009 or 72%.

ITEM 6   -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (Cont'd)

         THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996 (CONT'D)

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

         General and administrative expenses for the three months ended June 30, 1997 were $524,718 as compared to the three months ended June 30, 1996 of $307,554 or an increase of $217,164 or 71%. The increase in general and administrative expenses for the three months ended June 30, 1997 is due to the Company increasing its development costs for its new subsidiary, MC Inc. by $249,678 as compared to the three months ended June 30, 1996. The intended business of MC Inc. is to manage and distribute through professional medical practitioners a program that will evaluate and treat mild memory disturbances.

         Research and development costs ("R&D") for the three months ended June 30, 1997 were $34,653 as compared to the three months ended June 30, 1996 of $17,218 or an increase of $17,435. The increase in R&D costs is principally payroll allocated to R&D for new drug development.

         Commencing July 19, 1995 through September 13, 1996, the Company borrowed approximately $700,000 net of repayments from their shareholders and their affiliates. These loans were used principally to finance losses from operations. As a result of these additional borrowings, interest expense for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 increased by $6,984.

         On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As consideration for such loan the company issued 66,665 shares of restricted common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair value on May 24, 1996, the date of the transaction. The Company recorded deferred financing costs and increased stockholders' equity by $133,333 for this transaction. The deferred financing costs are being amortized over one year, which was the maximum term of the loan,
         or will be charged to operations if paid prior to May 24, 1997.   The
         implicit rate of interest for this loan is 67% per year before any extensions. At the time of the loan from such stockholder, the Company was unable to borrow at lower interest rates due to its financial condition and the size of the loan. Accordingly, management considered the importance to the Company of obtaining such funding which in its opinion outweighed the cost, particularly since the costs of issuing its securities did not impair the Company's cash flows since such costs did not involve the outlay of Company funds. The Company, during the second quarter ended June 30, 1997 negotiated an extension of this loan to December 15, 1998.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         SIX MONTHS JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

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

         Revenue from computer system sales, which include BFM Systems, are recognized upon the shipment of the turnkey systems. Service revenues such as TeleMap, are recognized as they are rendered.

         The Company reported a net loss of $659,223 for the six months ended June 30, 1997 as compared to a net loss of $313,067 for the six months ended June 30, 1996.

         Revenues for the six months ended June 30, 1997 and 1996 amounted to $587,000 and $791,122, respectively. Revenues decreased by $204,122 or 26% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Gross profit for the six months ended June 30, 1997 and 1996 amounted to $293,937 and $408,228, respectively or a net decrease of $114,291. Gross profit percentage for six months ended June 30, 1997 and 1996 amounted to 50% and 52%, respectively, or a net decrease of 2%. The Company includes in the cost of sale amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the six months ended June 30, 1997 and 1996 amortization charges amounted to $135,805 and $128,800, respectively, resulting in a reduction of the Company's overall gross profit percentage by 23% and 16%, respectively.

         Furthermore, the net reduction of sales and gross profit during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is attributable to the following:

         1. The Company has not entered into any major new long-term (over two years) contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1996 and 1995 the Company received $759,000 and $516,000, respectively, or $1,275,000 of new contracts. Revenues from contracts for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 amounted to $393,100 and $476,964, respectively, or a net decrease of $83,864. The contract division's low revenues for the June 30, 1997 and 1996 period is attributable to the Company's lack of major new contracts during the last six years. Management believes that the drug research industry has temporarily been negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool of new research contracts. The Company believes that demand for more effective drugs with fewer negative side effects, in the area of the Company's expertise will continue to stimulate research activity in the long term.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         SIX MONTHS JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996 (Cont'd)

         1.   (Cont'd)

              The gross profit percentage from contracts for the six months
              ended June 30, 1997 is    64% as compared to June 30, 1996 which
              was 47%. The increase in gross profit for the six months ended March 31, 1997 as compared to the six months ended June 30, 1996, is a result of efficiencies introduced within the contract division.

         2. Net sales of BFM Systems for the six months ended June 30, 1997 and 1996 amounted to $53,278 and $232,685, respectively or a net decrease of $179,407. Gross profit amounts for the six months ended June 30, 1997 amounted to a negative $50,194 whereby for the six months ended June 30, 1996, the gross profit amounted to $140,967 or a net decrease of $191,161. As noted previously, the Company changed its amortization of software development costs, resulting in an increased charge to the BFM Systems division. Amortization expense for six months ended June 30, 1997 and 1996 amounted to $70,617 and $89,200, respectively. During the last twelve months for the period ended June 30, 1997, the Company has not sold any major BFM systems. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

         3. Revenues of the TeleMap division for the six months ended June 30, 1997 and 1996 amounted to $50,520 and $56,446, respectively. Gross profit percentage for the six months ended June 30, 1997 and 1996 amounted to 48% and 54%, respectively due to a slight increase in labor costs.

         4. Pilot memory centers revenue for the six months ended June 30, 1997 amounted to $15,000. This revenue was derived entirely from Manhattan Westchester through a pilot program conducted under the management of MC Inc.. Manhattan Westchester is a medical practice that is controlled by the Company's Chairman. While MC Inc. does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed.

              The TNP division completed its first sale amounting to $75,102 during the second quarter ended June 30, 1997. Costs in connection with this sale, principally amortization of software development costs allocated to the TNP division from the BFM Systems division amounted to $21,093. Gross profit on this sale amounted to $54,009 or 72%.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996 (Cont'd)

         General and administrative expenses for the six months ended June 30, 1997 were $844,765 as compared to the six months ended June 30, 1996 of $521,650 or an increase of $323,115 or 62%. The increase in general and administrative expenses for the six months ended June 30, 1997 is due to the Company increasing its development costs for its new subsidiary, Memory Centers of America, Inc. ("MC Inc.") by $294,033 as compared to the six months ended June 30, 1996. The intended business of MC Inc. is to manage and distribute through professional medical practitioners a program that will evaluate and treat mild memory disturbances.

         Research and development costs ("R&D") for the six months ended June 30, 1997 were $52,128 as compared to the six months ended June 30, 1996 of $45,184 or an increase of $6,944.

         Commencing July 19, 1995 through September 13, 1996, the Company borrowed approximately $700,000 net of repayments from their shareholders and their affiliates. These loans were used principally to finance losses from operations. As a result of these additional borrowings, interest expense for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 increased by $43,319.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997 and December 31, 1996, the Company had working capital of $1,464,877 and $1,082,613, respectively. The $382,264 net increase in working capital for the six months ended June 30, 1997 as compared to the year ending December 31, 1996 is the result of the Company raising $600,000 from the exercise of warrants during March 1997. These funds were used to supplement the Company's working capital. Furthermore, the Company, during the quarter ended June 30, 1997 obtained agreements to extend $650,000 of stockholder loans to December 15, 1998, thereby increasing the Company's working capital by said amount.

         For the six months ended June 30, 1997 and 1996, the Company used cash for operations of $790,120 and $445,317, respectively, resulting in increased use of cash for operations by $344,803. The net increase for the six months ended June 30, 1997 is the result of loss from operations amounting to $659,223 as compared to the loss from operations for the six months ended June 30, 1996 of $313,067. As noted previously, the Company's sales for the six months ended June 30, 1997 were $204,122 less than the June 30, 1996 period, principally from the BFM Systems division. Additionally, the Company changed its amortization policy for computer system product development costs effective January 1, 1996 resulting in an additional non-cash charge to operation of $125,745 for the six months ended June 30, 1996.

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

         The Company increased its development costs expenditures by $294,033 for its new subsidiary, MC Inc. for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The effect of these items, excluding the non-cash charge to the June 30, 1996 operations for additional amortization resulting from the change in the Company's amortization policy, increased the loss from operations by $498,155.

         For the six months ended June 30, 1997 and 1996 cash used by investing activities amounted to $240,701 and $75,588, respectively, or a net increase in use of cash of $165,138. The increased use in cash for investing activities for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 was attributable to the following: (i) purchase of equipment and fixtures amounting to $52,517, (ii) $17,656 increase in database development costs and (iii) costs incurred in organizing memory centers amounting to approximately $100,000. The increase in the database development costs was the result of a large amount of EEG studies inputted into the database. The Company during the six months ended June 30, 1997 purchased equipment and incurred organization costs amounting to approximately $165,975 principally for its new subsidiary MC Inc. The organization costs expenditures were in connection with future operating sites, legal documentation etc.

         For the six months ended June 30, 1997 and 1996 cash provided by financing activities amounted to $329,741 and $516,532, respectively. For the six months ended June 30, 1997 the Company received $600,000 in connection with the exercise of 200,000 Class B and 200,000 Class C warrants, which resulted in the Company issuing 400,000 shares of common stock. During March 1996 the Company sold 1,000,000 shares of common stock for $400,000 to foreign investors utilizing regulations "S" guidelines. Furthermore, during the six months ended June 30, 1996 the Company repaid a line of credit which amounted to $50,000 and borrowed from shareholder $227,630 net of repayments. On April 30, 1997 the Company repaid a shareholder loan amounting to $100,000. The Company incurred registration costs for the six months ended June 30, 1997 and 1996 amounting to $114,035 and $25,046, respectively, in connection with registering shares of common stock and warrants pursuant to contractual obligations with certain stockholders. At June 30, 1997 and 1996, the Company accrued $7,500 of dividends for Series 1 preferred stock as required under terms of the preferred stock.

         At June 30, 1997 the Company's outstanding debt with respect to borrowings amounted to $756,680. The Company expects to repay, and in some cases is obligated to repay, such debt from the first proceeds received upon the exercise of the Class B and C Warrants. If such proceeds are insufficient, the Company expects to be able to make repayments from internally generated funds or additional public or private sales of its securities.

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         MANAGEMENTS'S PLAN

         Since 1974, the Company has conducted a series of research programs and studies on memory-enhancing drugs. In these programs, a series of tests have been used which may assist in the establishment of the cause and degree of memory disturbances. Furthermore, the Company provides telephonic services to assist in diagnosis of brain disorders. These services were enhanced with new hardware and software. The Company has been developing tele-neuropsychiatry systems to be applied in multinational clinical trials. The existing hardware/software for these systems was also modified to assist in the diagnosis of memory disturbances. The Company also has databases that contain data from patients in several diagnostic categories and from the computer-analyzed EEG (CEEG-Registered Trademark-) profiles of numerous neuropsychiatric medications. The databases related to memory disturbances (e.g., age-associated memory disturbance and different types of dementia, such as Alzheimer's) and to memory drugs (e.g., cognitive activators, psychostimulants, anti-Alzheimers' drugs) were prepared to assist doctors in the diagnosis and treatment of memory disturbances.

         All of this work set the stage to form a wholly-owned subsidiary, MC
         Inc.   To test the validity and reliability of the Company's
         proprietary hardware and software in day to day practice and to provide multi-disciplinary diagnostic and therapeutic help for people who suffer from memory impairment, the Company has established three "Memory Centers -TM- " in collaboration with Manhattan Westchester, in New York City (Manhattan and Brooklyn) and Tarrytown, New York as pilot centers. The Company intends to have 5 to 10 Memory Centers opened by the calendar year end 1997. These centers are to be operated under expert medical supervision which will include up-to-date diagnostic tools so as to provide the best available treatment. In January 1997, the Company hired an experienced executive as President and CEO of MC Inc.

         The intended development of these Memory Centers-TM- requires substantial amounts of capital without any assurance that they will be successful. Depending on size and location, the Company estimates that each facility would require between $150,000 and $200,000 for equipment, leasehold improvements, and working capital, including corporate overhead attributable to operating the Memory Centers. Therefore, the Company estimates that its short term capital requirements for 10 fully functioning Memory Centers will be in the range of $1,500,000 to $2,000,000.

         During December 1996, the Company completed a private placement of its securities which provided $2,001,618. Approximately 60% of the proceeds of this private placement are intended to be used for the initial development and expansion of Memory Centers-TM- , including advertising, working capital and new management. The Company intends to set up 100 centers within the next 5 years if additional capital can be raised. Long term capital requirements for these centers based on the same assumptions as set forth above, could range

                            NEUROCORP, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                       (UNAUDITED)

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

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

         The Company will meet its future cash requirements for its general corporate overhead for at least the next twelve months through cash flow from operations based on its current contract backlog amounting to $355,000 at June 30, 1997, future contracts currently under negotiation and the balance of the $2,601,618 received during December 1996 and March 1997 as a result of selling units in a private placement and the exercise of warrants as previously discussed.

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



                                       NeuroCorp., Ltd.

Date:   AUGUST 18, 1997                  By: /s/ Joseph J. DioGuardi
     ------------------------                ------------------------
                                            Joseph J. DioGuardi
                                            Chief Financial Officer