Form 10QSB
period 1997-09-30
NEUROCORP LTD
filed 1997-11-20
CIK 814043

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1997

                                      or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _____________  to  ________________

     Commission File Number:      33-2205-D

                               NeuroCorp., Ltd.
            (Exact name of registrant as specified in its charter)

               Nevada                                  87-0446395
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

     150 White Plains Road, Tarrytown, New York                10591
     (Address of principal executive offices)               (Zip Code)

                                (914) 631-3315
             (Registrant's telephone number, including area code)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
     8,173,806 Shares as of September 30, 1997.


                       NEUROCORP, LTD. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     PART 1 - FINANCIAL INFORMATION:

       ITEM I - FINANCIAL STATEMENTS
                                                                     Page
                                                                    number

         Consolidated balance sheets at September 30, 1997
          (unaudited)and December 31, 1996                             1

         Consolidated statements of operations (unaudited)
          for the three months ended September 30, 1997 and 1996       2

         Consolidate statements of operations (unaudited)
           for the nine months ended September 30, 1997 and 1996       3

         Consolidated statement of stockholders' equity (unaudited)
          for the nine months ended September 30, 1997                 4

         Consolidated statements of cash flows (unaudited)
          for the nine months ended September 30, 1997 and 1996      5 - 6

         Notes to consolidated financial statements                  7 - 17

     ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                   18 - 26

     PART II - OTHER INFORMATION                                       27


                      NEUROCORP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                   (Unaudited)
                                                   September     December
                                                    30, 1997     31, 1996
                                                   ----------   ----------
Current assets:
  Cash                                             $  314,952   $1,851,114
  Accounts receivable, net of allowance for
  doubtful accounts of $24,301 at September
  30, 1997 and $468,000 at December 31, 1996          909,153      550,163
  Inventory                                            95,448       29,356
  Prepaid expenses and taxes                           74,034       36,982
  Deferred financing costs                                -         53,516
  Other current assets                                 62,632       84,445
                                                   ----------   ----------
     Total current assets                           1,456,219    2,605,576
                                                   ----------   ----------

Equipment and fixtures, net                           173,383       83,549
                                                   ----------   ----------

Other assets:
  Database development costs, net                   1,248,275    1,264,018
  Computer system product development costs, net      403,047      496,518
  Deferred registration costs                         114,035          -
  Other                                               280,071      130,703
                                                   ----------   ----------
     Total other assets                             2,045,428    1,891,239
                                                   ----------   ----------

Total assets                                       $3,675,030   $4,580,364
                                                   ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  172,890   $  166,232
  Accrued expenses                                    169,695      176,503
  Stockholder notes and loans payable                 106,506      858,687
  Income taxes payable                                  2,004        6,400
  Current portion of long-term debt                       -         38,715
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                   83,080      276,426
                                                   ----------   ----------
     Total current liabilities                        534,175    1,522,963
                                                   ----------   ----------

Long-term liabilities:
  Stockholder notes and loans payable                 650,000          -
  Long-term debt                                          -         15,502
  Deferred income taxes                               264,000      264,000
                                                   ----------   ----------
    Total liabilities                              1,448,175    1,802,465
                                                   ----------   ----------

Commitments and contingencies (Note 4)                    -            -

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares,
   issued as follows:
     Cumulative Preferred stock, class B,
       series 1, no par value, issued and
       outstanding 150,000 shares, full
       liquidation value $150,000                     150,000      150,000
     Convertible Preferred stock, class B,
       series 2, no par value, issued and
       outstanding 250,000 shares, full
       liquidation value $250,000                     250,000      250,000
  Common stock, $.001 par value, 100,000,000
    shares authorized 8,173,806 and 7,723,806
    issued and outstanding, respectively               47,374       46,924
  Less: discount on common stock                      (28,500)     (28,500)
  Additional paid-in capital                        3,847,037    3,246,987
  Contributed capital                                 100,000      100,000
  Accumulated deficit                              (2,139,056)    (987,512)
                                                   ----------   ----------
     Total stockholders' equity                     2,226,855    2,777,899
                                                   ----------   ----------

Total liabilities and stockholders' equity         $3,675,030   $4,580,364
                                                   ==========   ==========


  See accompanying notes to consolidated financial statements (unaudited).




                     NEUROCORP, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                               (UNAUDITED)

                                                      1997           1996
                                                   ----------    ----------

Net sales                                          $  439,431    $  194,593

Cost of sales, including amortization expense
    of $68,197 and $45,300 respectively               173,103       143,939
                                                   ----------    ----------

Gross profit                                          266,328        50,654

Expenses:
  General and administrative expenses                 708,366       289,753
  Research and development                             36,789        26,051
  Cumulative effect of change in accounting
     estimate                                             -         182,235
                                                   ----------    ----------
       Total expenses                                 745,155       498,039
                                                   ----------    ----------

Loss from operations before other income
  (expense) and income tax expense                   (478,827)     (447,385)

Other income (expense):
  Interest income                                       5,420         2,587
  Interest expense                                     (7,499)      (45,282)
                                                   ----------    ----------

Loss before income tax benefit                       (480,906)     (490,080)

Income tax (benefit)                                     (165)           -
                                                   ----------    ----------

Net loss                                           $ (481,071)   $ (490,080)
                                                   ==========    ==========

Net loss applicable to common shares               $ (484,821)   $ (493,830)
                                                   ==========    ==========

Loss per common equivalent share:
 Primary:
  Loss before income tax benefit                   $     (.06)   $     (.07)
  Income tax benefit                                        -            -
                                                   ----------    ----------

  Net loss                                         $     (.06)   $     (.07)
                                                   ==========    ==========

Net loss applicable to common shares               $     (.06)   $     (.07)
                                                   ==========    ==========

Weighted average number of shares outstanding       8,173,806     7,173,807
                                                   ==========    ==========

  See accompanying notes to consolidated financial statements (unaudited).




                     NEUROCORP, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               (UNAUDITED)

                                                      1997          1996
                                                  -----------    ----------

Net sales                                         $ 1,026,431    $  985,715

Cost of sales, including amortization expense
    of $204,591 and $135,900 respectively             466,166       488,633
                                                  -----------    ----------

Gross profit                                          560,265       497,082

Expenses:
  General and administrative expenses               1,553,296       811,403
  Research and development                             88,917        71,235
  Cumulative effect of change of accounting
     estimate                                              -        182,235
                                                  -----------    ----------
       Total expenses                               1,642,213     1,064,873
                                                  -----------    ----------

Loss from operations before other income
 (expense) and income tax expense                  (1,081,948)     (567,791)

Other income (expense):
  Interest income                                      27,128         8,527
  Interest expense                                    (85,474)      (79,938)
                                                  -----------    ----------

Loss before income tax expense                     (1,140,294)     (639,202)

Income tax expense                                          -            -

Net loss                                          $(1,140,294)   $ (639,202)

Net loss applicable to common shares              $(1,151,544)   $ (650,452)

Loss per common equivalent share:
 Primary:
  Loss before income tax expense                  $     (.14)    $    (.09)
  Income tax expense                                       -            -
  Net loss                                        $     (.14)    $    (.09)

Net loss applicable to common shares              $     (.14)    $    (.10)
Weighted average number of shares outstanding       8,068,250     6,924,548


 See accompanying notes to consolidated financial statements (unaudited).


                                  NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                             (UNAUDITED)

                                                                                     Addi-                              Total
                             Preferred Stock Class B                                tional    Contri-    (Accu-         Stock-
                            Series 1          Series 2           Common Stock       Paid-in    buted     mulated       holders'
                        Shares    Amount   Shares    Amount    Shares     Amount    Capital   Capital    Deficit)       Equity
                        -------  --------  -------  --------  ---------  -------  ----------  --------  -----------   ----------

Balances at
 December 31, 1996      150,000  $150,000  250,000  $250,000  7,723,806  $18,424  $3,246,987  $100,000  $  (987,512)  $2,777,899

Accrued preferred
 stock dividend             -         -         -        -           -       -           -         -        (11,250)    (11,250)

Issuance of common
 stock in connection
 with exercise of
 warrants                   -         -         -        -      400,000      400     599,600       -            -        600,000

Issuance of common
 stock in connection
 with exercise of
 stock option               -         -         -        -       50,000       50         450       -            -            500

Net loss for the
 nine months ended
 September 30, 1997         -         -         -        -          -        -            -        -     (1,140,294)  (1,140,294)
                        -------  --------  -------  --------  ---------  -------  ----------  --------  -----------   ----------
Balances at September
 30, 1997               150,000  $150,000  250,000  $250,000  8,173,806  $18,874  $3,847,037  $100,000  $(2,139,056)  $2,226,855
                        =======  ========  =======  ========  =========  =======  ==========  ========  ===========   ==========

 See accompanying notes to consolidated financial statements (unaudited).




                     NEUROCORP, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               (UNAUDITED)

                                                      1997           1996
                                                  -----------    ----------
Cash flows for operating activities:
  Net loss from operations                        $(1,140,294)   $ (639,202)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
  Depreciation and amortization                       235,329       160,311
  Amortization of deferred financing costs             53,516        46,485
  Cumulative effect of change in accounting
    estimate                                              -         182,235
  Decrease (increase) in:
  Accounts receivable                                (358,990)     (471,009)
  Inventory                                           (66,092)       (4,898)
  Prepaid expenses and taxes                          (37,052)       19,286
  Other current assets                                 21,813        16,369
  Increase (decrease) in:
  Accounts payable                                      6,658        54,850
  Accrued expenses                                     (6,808)        5,409
  Income taxes payable                                 (4,396)       (6,997)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                (193,346)      (26,960)
                                                  -----------    ----------
Net cash flows used for operating activities       (1,489,662)     (664,121)
                                                  -----------    ----------

Cash flows for investing activities:
  Purchase of equipment and fixtures                 (132,983)      (28,365)
  Database development costs capitalized              (95,376)      (71,682)
  Patent cost capitalized                                 -          (2,150)
  Computer system development costs capitalized           -          (2,277)
  Other assets                                       (149,368)          -
  Proceeds from sale of automobile                      1,660           -
                                                  -----------    ----------
Net cash flows used for investing activities         (376,067)     (104,474)
                                                  -----------    ----------

Cash flows from financing activities:
  Employee loans and advances                             -          (2,800)
  Repayments of demand note - line of credit              -         (50,000)
  Repayment of stockholders loans                    (102,181)      (96,520)
  Proceeds from stockholders loans                        -         575,000
  Principal payments on long-term debt                (54,217)      (54,068)
  Registration costs incurred                        (114,035)      (25,046)
  Proceeds from exercise of warrants and sale
     of common stock                                  600,000       400,000
                                                  -----------    ----------
Net cash flows provided by financing activities       329,567       746,566
                                                  -----------    ----------

Net decrease in cash                               (1,536,162)      (22,029)

Cash at beginning of period                         1,851,114       140,519
                                                  -----------    ----------

Cash at end of period                             $   314,952    $  118,490
                                                  ===========    ==========


 See accompanying notes to consolidated financial statements (unaudited).



                     NEUROCORP, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               (UNAUDITED)

                                                     1997           1996
                                                  -----------    ----------

Supplemental disclosures of cash flow
  information:
  Cash paid for the nine months for:
    Interest                                      $    23,413    $   11,691
                                                  ===========    ==========

    Income taxes                                  $       -      $    8,526
                                                  ===========    ==========

Schedule of non-cash investing and financing activities:

Accrued dividends on Series 1 preferred stock     $    11,250    $   11,250
                                                  ===========    ==========

Bank note liquidated in exchange for automobile   $    22,703           -
                                                  ===========    ==========

Issuance of restricted 66,000 shares of common
 stock for deferred financing cost associated
 with a loan                                      $       -      $  133,333
                                                  ===========    ==========



 See accompanying notes to consolidated financial statements (unaudited).





                     NEUROCORP, LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (UNAUDITED)

     NOTE 1 -  GENERAL

               NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994, the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI") to exchange 100% of HZI's outstanding common stock for 4,600,000 post-split $.001 par value common shares of the Company. Simultaneously, the Company effectuated a 1 for 50 reverse stock split thereby reducing its outstanding common shares from 40,000,000 to 800,000. The financial statements give effect to the reverse stock split. This transaction has been accounted for as a reverse acquisition of HZI, whereby its assets and liabilities have been recorded at their historical costs. Prior to this transaction the Company had no significant assets, liabilities or operations. Accordingly, the financial statements at September 30, 1997 and December 31, 1996 represent the assets and liabilities of HZI and it's affiliates and the results of their operations and cash flows. All costs incurred in connection with the reverse acquisition have been charged to additional paid-in capital at the completion of the transaction. On the closing date, the Company's Board of Directors were replaced by directors designated by HZI and the Company changed its name from Tamarac Ventures, Ltd. to NeuroCorp, Ltd.

               The Company is primarily involved in two business: it performs contract medical research for health agencies, research organizations and pharmaceutical companies, and it owns, operates or manages a group of facilities that diagnose and treat memory disorders. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and the Company perform neurological testing services for hospital and physicians. The Company conducts these activities through two wholly-owned subsidiaries. In November 1994, the Company acquired all of the issued and outstanding shares of HZI Research Center, Inc., a New York corporation ( HZI ). HZI conducts contract research, designs diagnostic software and equipment and performs neurological testing services. In March 1996, the Company established Memory Centers of America, Inc., a Delaware corporation ( MCAI ). MCAI owns and operates a network of pilot facilities, Memory
               Centers , that treat memory disorders. MCAI began full operations of the pilot program at the end of the second quarter of 1996. Each facility is estimated to cost between $150,000 to $200,000 for equipment, leasehold improvements and working capital which includes administration costs. Revenues from this wholly-owned subsidiary are considered insignificant for the three and nine months ended September 30, 1997.

               During the second quarter of 1997, the Company created a new division within Neuro Corp. Ltd., called Tele-Neuro Psychiatry ( TNP ). The TNP division will be responsible for marketing Tele-Neuro Psychiatry systems which are based on the Company s proprietary software and hardware equipment. The TNP system will provide data communication with off-site experts. Furthermore, the Company believes the new TNP system will be useful for enhancing quality controls in research programs. The Company is currently utilizing TNP systems at two MCAI pilot centers.

               The Company conducts its operations in Tarrytown, New York. The Company s revenues consist of a concentration of significant long-term contracts, thus leading to a limited number of customers comprising a significant percentage of revenues. See Note 4(b) for additional information

               The unaudited interim financial statements for the three and nine months ended September 30, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three and nine months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1996, included in Form 10-KSB filed with the Securities and Exchange Commission.

     NOTE 2 -  LONG-TERM DEBT

               Long-term debt consists of the following at:

                                                (Unaudited)
                                               September 30,    December 31
                                                    1997            1996
                                               -------------    ------------

                Note payable due in thirty-
                 six (36) monthly installments
                 of $6,175 including interest
                 at prime plus 1% per annum
                 due April 1997.  The note is
                 collateralized by equipment,
                 receivables and general
                 intangible assets and has
                 been personally guaranteed
                 by certain officers.             $    -        $   31,289

               Note payable due in forty-eight
                (48) monthly installments of
                $768 including interest at 9.5%
                per annum due November 1999.
                The note is collateralized by a
                company vehicle.                       -            22,928

               Less: current portion                   -           (38,715)
                                               -------------    ------------

               Long-term portion                 $     -          $ 15,502
                                               =============    ============


               Long-term debt matures as follows:
                                                            Year ended
                                                           December 31,
                                                           ------------
                             1997                            $ 38,715
                             1998                               8,134
                             1999                               7,368
                                                             --------
                                                             $ 54,217
                                                             ========
     NOTE 3 -  STOCKHOLDERS' EQUITY

            a) Issuance of warrants

               As part of the acquisition as discussed in Note 1, the Board of Directors of the Company authorized the issuance of Class B and Class C Warrants to all stockholders of the Company who were stockholders of record as of November 1, 1994. The Warrants were distributed on a 1 Warrant for 1 share of common stock basis (post reverse stock split) and comprised in the aggregate 800,000 Class B and 800,000 Class C Warrants, each of which is exercisable into one share of Common Stock of the Company. The Class B Warrants were exercisable at $2.25 per share and the Class C Warrants were exercisable at $2.75 per share, and were to expire June 30, 1996. The shares of Common Stock underlying the Warrants must be registered with the Securities and Exchange Commission ( SEC ) prior to the Warrants becoming exercisable. The Company may, at its sole discretion, undertake to file a registration statement with the SEC wherein the Company will register the Warrants and the shares of Common Stock underlying the Warrants. However, until such time as said registration statement is filed and becomes effective, the Warrants will not be exercisable. The number of shares underlying the Warrants, and the exercise price of the Warrants, may be adjusted downward or upward at any time by the Company's Board of Directors. Further, the Warrants are redeemable by the Company at any time upon thirty days written notice, at a price of $.001 per Warrant.

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

               On December 15, 1995, the Company granted a consultant a non-qualified stock option to purchase 50,000 shares of common stock at $.01 per share. The underlying common shares related to the stock option are restricted. At the date of grant the Company recorded a consulting fee of $16,875 based upon the fair value of the stock option on that date. On March 26, 1997, the consultant exercised the stock option and, the Company issued 50,000 shares of restricted common stock pursuant to the terms of the oral stock option agreement.

               On December 18, 1996, the Company granted qualified stock options to MCAI s CEO and President, and an Executive Vice-President of the Company for the purchase of 500,000 shares of common stock exercisable at the lower of $7.00 per share or fair market value. The options are exercisable upon vesting and expire January 6, 2007. 200,000 of such options vest on January 6, 1997, and the remaining 300,000 options vest 50% on January 6, 1998 and 50% on January 6, 1999.

           c)  Issuance of common stock as consideration for loans

               (i) On July 19, September 14, October 12, 1995 and
                   February 26, 1996, the Company and the Chairman of the Board entered into a letter agreement with TAC to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and are due within 90 days and six months, respectively, from the date of issuance including accrued interest. TAC and the Company have agreed to extend the due dates of the above loans to June 30, 1997 or the date the Class B and C warrants are exercised in their entirety prior to June 30, 1997. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to TAC. The Company recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon fifty percent (50%) of the fair value of the common stock issued on July 19, 1995, the date of the agreement. Further, the letter agreements give TAC the option to convert said loans into 550,000 shares of common stock.

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

                  Subsequent to year end, the above loans were extended to December 31, 1998 with a revised interest rate of 5% per annum. Accordingly, as of September 30, 1997, such loans have been classified as long term.

               ii) On May 24, 1996, the Company entered into an
                   agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As additional consideration the Company issued 66,665 shares of restrictive common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair market value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders' equity by $133,333, respectively for this transaction. The deferred financing cost were amortized over one year, which is the maximum term of the loan. During June 1997 the original maturity date of May 24, 1997 was extended to December 15, 1998. Accordingly, as of September 30, 1997, such loans have been classified as long term.

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

           f)  Sale of common stock

               During December 1996, the Company sold 550,000 units for $2,001,068 pursuant to a private placement memorandum to unrelated parties. Each unit is comprised of one (1) share of common stock and two (2) stock purchase warrants. Each warrant entitles the holder to purchase one (1) share of common stock at $8.00 per share until August 31, 1997, thereafter $10 per share. The warrants expire August 31, 1998.

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

               A schedule of future minimum rental payments at December 31, 1996 is as follows:

               Year ended December 31,
               -----------------------
               1997                               $ 92,557
               1998                                 77,868
                                                  --------
                                                  $170,425
                                                  ========

               Rent expense under all operating leases for the nine months ended September 30, 1997 and 1996 was $94,680 and $91,811, respectively.

           b)  Concentration of credit risk

               For the nine months ended September 30, 1997 and 1996, approximately 44% and 62%, respectively, of net sales were derived from three and two unrelated customers, respectively, who are in the pharmaceutical and psychiatric industries. As of September 30, 1997 and December 31, 1996, approximately 54% and 61% respectively, of accounts receivable are due from three and two unrelated customers, respectively.

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

              iv) On December 18, 1996, the Company and MCAI entered
                  into an employment agreement with the CEO and President of MCAI and an Executive Vice President of the Company providing for a base salary of $150,000 in year one, $225,000 in year two and increasing by the Consumer Price Index ( CPI ) change each year thereafter. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides for 500,000 qualified stock options for purchase of common stock exercisable at the lower of $7.00 per share or fair market value. The options are exercisable upon vesting and expire January 6, 2007. On January 6, 1997, 200,000 of such options vest and 150,000 options each vest on January 6, 1998 and 1999.

            d) Consulting agreement

               On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum.

     NOTE 5 -  RELATED PARTY TRANSACTIONS

           a)  Revenues from affiliates

               The Company charges Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") for the use of certain employees and office and laboratory space (administration services) of the Company. Manhattan Westchester is under the common control of the Company's Chairman. Net revenues from Manhattan Westchester for the nine months ended September 30, 1997 and 1996 amounted to $23,803 and $24,361, respectively.

           b)  Services provided by affiliates

               During 1994 HZI and Manhattan Westchester entered into an arrangement whereby Manhattan Westchester would provide medical consulting services to HZI's TeleMap business. This arrangement was suspended during 1995 and reactivated during 1996. No medical consulting services were provided by Manhattan Westchester to HZI for the nine months ended September 30, 1997.

           c)  Stockholder notes and loans payable

               Stockholder notes and loans payable consisted of the following at:

                                                 September
                                                  30, 1997       December
                                                 (Unaudited)     31, 1996
                                                 -----------     --------

                Non-interest bearing loans and
                  payables, except for $20,000
                  which bears interest at 10%
                  per annum (See (i) below)         $106,506     $108,687

                Notes payable bearing an
                  interest of 5% to 9% (See
                  (ii) and (iii) below)              450,000      550,000

                Non-interest bearing loan
                  payable (See (iv) below)           200,000      200,000
                                                    --------     --------
                                                    $756,506     $858,687
                                                    ========     ========

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

                  During 1997, the maturity dates on the above notes were extended to December 31, 1998 with a revised interest rate of 5% per annum. Accordingly, as of September 30, 1997, such amounts have been classified as long term.

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


              iv) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non- interest bearing and is payable on the earlier of one (1) year from May 24, 1996 or out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As additional consideration the Company issued 66,666 shares of restricted common stock. The Company issued and has valued the common stock at $133,333 or fifty percent (50%) of the fair value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders equity by $133,333, respectively for this transaction. The deferred financing cost are being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. Subsequent to year end, the original maturity date of May 24, 1997 was extended to December 15, 1998. Accordingly, as of September 30, 1997 such loans have been classified as long term. For the nine months ended September 30,1997 and 1996, amortization expense amounted to $53,515 and $44,444, respectively. Further, the Company agreed to register said shares (see Note 3(e)).

               v) At September 30, 1997 and December 31, 1996,
                  accrued interest related to such notes and loans amounted to $62,061 and $36,376, respectively, and is included in accrued expenses.

            d) Shareholder transactions

               On September 19, 1995 the Company granted to its Vice Chairman a non-qualified stock option to purchase 250,000 shares of common stock at an exercised price of $.10 per share. This option expires seven (7) years from the date of grant and the underlying common shares related to the option are restricted. At the date of grant the Company recorded compensation expense of $50,000 based upon the fair value of the stock option at that date. As of September 30, 1997 such options have not been exercised.

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

            g) Due from affiliates

               The Company charges Manhattan Westchester for the use of certain employees, laboratory space and management fees related to MCAI s services. Manhattan Westchester is under the common control of the Company's Chairman. At September 30, 1997 and December 31, 1996, amounts due from Manhattan Westchester principally for management and administrative services amounted to $13,764 and $33,495, respectively, which have been included in other current assets.

     NOTE 6 -  SUBSEQUENT EVENT

               During October 1997, the Company received an additional $600,000 of capital in connection with the exercise of its Class B and C Warrants.


     ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               The Company was incorporated in the State of Nevada on March 18, 1987 with the name Tamarac Ventures, Ltd. On November 23, 1994, in connection with the reverse acquisition of HZI Research Center, Inc. ( HZI ), the Company amended its Certificate of Incorporation to change its name to NeuroCorp, Ltd. and to reduce its authorized common stock from 200,000,000 shares to 100,000,000 shares and to authorize 5,000,000 shares of preferred stock.

               The Company is primarily involved in two businesses: it performs contract medical research services for health agencies, research organizations and pharmaceutical companies, and it owns, operates or manages a group of facilities that diagnose and treat memory disorders.
               In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and the Company performs neurological testing services for hospitals and physicians. The Company conducts these activities through two wholly-owed subsidiaries. In November 1994, the Company acquired all of the issued and outstanding shares of HZI Research Center, Inc., a New York corporation
               ( HZI ). HZI conducts contract research, designs diagnostic software and equipment and performs neurological testing services. In March 1996, the Company established Memory Centers of America, Inc., a Delaware corporation ( MCAI ). MCAI owns and operates a network of pilot facilities, Memory Centers , that treat memory disorders. MCAI began full operation of the pilot program at the end of the second quarter of 1996. The Company will only own and operate the non-medical aspects of a memory center and will not provide any medical services. Each facility is estimated to cost between $150,000 to $200,000 for equipment, leasehold improvements and working capital which includes administration costs. Revenues from this wholly-owned subsidiary are considered insignificant for the three and nine months ended September 30, 1997.

               During the second quarter, the Company created a new division within NeuroCorp Ltd., called Tel-Neuro Psychiatry ( TNP ). The TNP division will be responsible for marketing Tele-Neuro Psychiatric systems which are based on the Company s proprietary software and hardware equipment. The TNP system will provide data communication with off-site experts. Furthermore, the Company believes the new TNP system will be useful for enhancing quality controls in research programs. The Company is currently utilizing TNP systems at two MCAI pilot centers. In September 1997, Drs. Itil and Le Bars and Mr. Eralp received a patent for certain data collection, analysis and transmission procedures that the TNP system relies upon. This patent will be assigned to the Company.

               The Company recognizes revenue and costs from its contracts under the percentage of completion method. Cost of revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete contracts in progress. Changes in each contracts s performance, conditions and estimated profitability including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In addition, losses are recognized in full when determinable. The liability, "Billings in excess of contract revenues on uncompleted contracts", represent billings in excess of revenues recognized.

               Revenue from computer system sales, which include BFM Systems, are recognized upon the shipment of the turnkey systems. Service revenues such as TeleMap, are recognized as they are rendered.


               Three months ended September 30, 1997 as compared to the three months ended September 30, 1996

               The Company reported a net loss of $481,071 for the three months ended September 30, 1997 as compared to a net loss of $490,080 for the three months ended
               September 30, 1996.

               Revenues for the three months ended September 30, 1997 and 1996 amounted to $439,431 and $194,593, respectively. Revenues increased by $244,838 or 125% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Gross profit for the three months ended September 30, 1997 and 1996 amounted to $266,328 and $50,654, respectively or a net increase of $215,674. The Company includes in the cost of sale amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the three months ended September 30, 1997 and 1996 amortization charges amounted to $68,197 and $45,300, respectively.

               The Company has not entered into any new major multi million dollar long-term contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1996 and 1995 the Company received $759,000 and $516,000, respectively, or $1,275,000 of new contracts. Revenues from contracts for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 amounted to $85,047 and $133,984, respectively, or a net decrease of $48,937. The contract division s low revenues for the September 30, 1997 and 1996 quarters is attributable to the Company s lack of major new contracts. Management believes that the contract research industry has been temporarily negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool of new research contracts. The Company believes that demand for more effective drugs with fewer negative side effects, in the area of the Company s expertise will continue to stimulate research activity in the long term.

               The contract research division during the December 31, 1996 year end performed significant work for a major foreign customer, resulting in a large increase in
               their accounts receivable.   During the fourth quarter
               of the 1996 calendar year, the Company completed the statistical report for the foreign customer and collected the remaining portion of the outstanding receivable from September 30, 1996 which amounted to $50,000. As of September 30, 1997, the receivable amounts from this foreign customer for a second contract amounted to approximately $220,000 and is expected to be collected during the fourth quarter.
               The foreign customer has amended the second contract to include additional patients, which has resulted in a change of the estimated completion date from December 1996 to during the fourth quarter 1997.


               Three months ended September 30, 1997 as compared to the three months ended September 30, 1996 (Cont d)

               Net sales of BFM Systems for the three months ended September 30, 1997 and 1996 amounted to $14,978 and none, respectively. Gross profit amounts for the three months ended September 30, 1997 amounted to a negative $72,264 whereas for the three months ended September 30, 1996, the gross profit amounted to a negative $35,856 or a net decrease of $36,408. As noted previously, the Company changed its amortization of software development costs, resulting in an increased charge to the BFM Systems division. Amortization expense for three months ended September 30, 1997 and 1996 amounted to $35,770 and $44,600, respectively. During the last twelve months for the period ended September 30, 1997, the Company has not sold any major BFM Systems. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

               Revenues of the TeleMap division for the three months ended September 30, 1997 and 1996 amounted to $45,981 and $34,933, respectively. Gross profit percentage for the three months ended September 30, 1997 and 1996 amounted to 25% and 36%, respectively due to an increase in labor costs.

               Pilot memory center management fees and other revenues for the three months ended September 30, 1997 amounted to $6,000. This revenue was derived entirely from Manhattan Westchester Medical Services, P.C. ( Manhattan Westchester ) through a pilot program conducted under the management of MCAI. Manhattan Westchester is a medical practice that is controlled by the Company Chairman. While MCAI does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed.

               The TNP division completed its fourth sale during the third quarter ended September 30, 1997. Total sales for the three months ended September 30, 1997 amounted to $287,425.

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


               Three months ended September 30, 1997 as compared to the three months ended September 30, 1996 (Cont d)

               General and administrative expenses for the three months ended September 30, 1997 were $708,366 as compared to the three months ended September 30, 1996 of $289,753 or an increase of $418,613 or 144%. The increase in general and administrative expenses for the three months ended September 30, 1997 is due to the Company increasing its development costs for its new subsidiary, MCAI by $260,686 as compared to the three months ended September 30, 1996. The intended business of MCAI is to manage and distribute through professional medical practitioners a program that will evaluate and treat mild memory disturbances.

               Research and development costs ("R&D") for the three months ended September 30, 1997 were $36,789 as compared to the three months ended September 30, 1996 of $26,051 or an increase of $10,738. The increase in R&D costs is principally payroll allocated to R&D for new drug development.

               Commencing July 19, 1995 through September 13, 1996, the Company borrowed approximately $700,000 net of repayments from their shareholders and their affiliates. These loans were used principally to finance losses from operations. As a result of these additional borrowings, interest expense for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 decreased by $37,783.


               Nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996

               The Company reported a net loss of $1,140,294 for the nine months ended September 30, 1997 as compared to a net loss of $639,202 for the nine months ended September 30, 1996.

               Revenues for the nine months ended September 30, 1997 and 1996 amounted to $1,026,431 and $985,715, respectively. Revenues increased by $40,716 or 4% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Gross profit for the nine months ended September 30, 1997 and 1996 amounted to $560,265 and $497,082, respectively or a net increase of $63,183. Gross profit percentage for nine months ended September 30, 1997 and 1996 amounted to 55% and 50%, respectively, or a net increase of 5%. The Company includes in the cost of sale amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the nine months ended September 30, 1997 and 1996 amortization charges amounted to $204,591 and $135,900, respectively, resulting in a reduction of the Company s overall gross profit percentage by 20% and 14%, respectively.

               Furthermore, the variation of sales and gross profit during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is attributable to the following:

               1. The Company has not entered into any major new long-
                  term (over two years) contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1996 and 1995 the Company received $759,000 and $516,000, respectively, or $1,275,000 of new contracts. Revenues from contracts for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 amounted to $383,059 and $611,698, respectively, or a net decrease of $228,639. The contract division s low revenues for the September 30, 1997 and 1996 period is attributable to the Company s lack of major new contracts during the last nine years. Management believes that the drug research industry has temporarily been negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool of new research contracts. The Company believes that demand for more effective drugs with fewer negative side effects, in the area of the Company s expertise will continue to stimulate research activity in the long term.

                  The gross profit percentage from contracts for the nine months ended September 30, 1997 is 58% as compared to September 30, 1996 which was 48%. The increase in gross profit for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, is a result of efficiencies introduced within the contract division.

               2. Net sales of BFM Systems for the nine months ended
                  September 30, 1997 and 1996 amounted to $68,256 and $232,685, respectively or a net decrease of $164,429. Gross profit amounts for the nine months ended September 30, 1997 amounted to a negative $122,458 whereby for the nine months ended September 30, 1996, the gross profit amounted to $141,938 or a net decrease of $264,396. As noted previously, the Company changed its amortization of software development costs, resulting in an increased charge to the BFM Systems division. Amortization expense for nine months ended September 30, 1997 and 1996 amounted to $106,387 and $133,800, respectively. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

               3. Revenues of the TeleMap division for the nine months
                  ended September 30, 1997 and 1996 amounted to $96,501 and $91,379, respectively. Gross profit percentage for the nine months ended September 30, 1997 and 1996 amounted to 41% and 47%, respectively due to a slight increase in labor costs.

               4. Pilot memory centers revenue for the nine months ended
                  September 30, 1997 amounted to $21,000. This revenue was derived entirely from Manhattan Westchester through a pilot program conducted under the management of MCAI. Manhattan Westchester is a medical practice that is controlled by the Company s Chairman. While MCAI does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed.

                  The TNP division completed its fourth sale during the third quarter 1997. The total cumulative sales for the TNP division amounted to $382,512.

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

                  General and administrative expenses for the nine months ended September 30, 1997 were $1,553,296 as compared to the nine months ended September 30, 1996 of $811,403 or an increase of $741,893 or 91%. The increase in general and administrative expenses for the nine months ended September 30, 1997 is due to the Company increasing its development costs for its new subsidiary, MCAI by $436,608 as compared to the nine months ended September 30, 1996. The intended business of MCAI is to manage and distribute through professional medical practitioners a program that will evaluate and treat mild memory disturbances.

                  Research and development costs ("R&D") for the nine months ended September 30, 1997 were $88,917 as compared to the nine months ended September 30, 1996 of $71,235 or an increase of $17,682.

                  LIQUIDITY AND CAPITAL RESOURCES

                  At September 30, 1997 and December 31, 1996, the Company had working capital of $922,044 and $1,082,613, respectively.

                  For the nine months ended September 30, 1997 and 1996, the Company used cash for operations of $1,489,662 and $664,121, respectively, resulting in increased use of cash for operations by $825,541. The net increase for the nine months ended September 30, 1997 is the result of loss from operations amounting to $1,140,294 compared to the loss from operations for the nine months ended September 30, 1996 of $639,202.

                  For the nine months ended September 30, 1997 and 1996 cash used by investing activities amounted to $376,067 and $104,474, respectively, or a net increase in use of cash of $271,593. The increased use in cash for investing activities for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was attributable to the following: (i) purchase of equipment and fixtures amounting to $104,618 (ii) $23,694 increase in database development costs and (iii) costs incurred in organizing memory centers amounting to approximately $149,368. The increase in the database development costs was the result of a large amount of EEG studies inputted into the database. The Company during the nine months ended September 30, 1997 purchased equipment and incurred organization costs amounting to approximately $130,642 principally for its new subsidiary MCAI.

                  For the nine months ended September 30, 1997 and 1996 cash provided by financing activities amounted to $329,567 and $746,566, respectively. For the nine months ended September 30, 1997 the Company received $600,000 in connection with the exercise of 200,000 Class B and 200,000 Class C warrants, which resulted in the Company issuing 400,000 shares of common stock. During March 1996 the Company sold 1,000,000 shares of common stock for $400,000 to foreign investors utilizing regulations S guidelines. Furthermore, during the nine months ended September 30, 1996 the Company repaid a line of credit which amounted to $50,000 and borrowed from shareholders $478,480 net of repayments. On April 30, 1997 the Company repaid a shareholder loan amounting to $100,000. The Company incurred registration costs for the nine months ended September 30, 1997 and 1996 amounting to $114,035 and $25,046, respectively, in connection with registering shares of common stock and warrants pursuant to contractual obligations with certain stockholders. At September 30, 1997 and 1996, the Company accrued $11,250 of dividends for Series 1 preferred stock as required under terms of the preferred stock.

                  MANAGEMENTS S PLAN

                  The intended development of Memory Centers requires substantial amounts of capital without any assurance that they will be successful. Depending on size and location, the Company estimates that each facility would require between $150,000 and $200,000 for equipment, leasehold improvements, and working capital, including corporate overhead attributable to operating the Memory Centers . Therefore, the Company estimated that its short term capital requirements for 10 fully functioning Memory Centers will be in the range of $1,500,000 to $2,000,000.

                  During December 1996, the Company completed a private placement of its securities which provided $2,001,618. Approximately 60% of the proceeds of this private placement are intended to be used for the initial development and expansion of Memory Centers , including advertising, working capital and new management. The Company intends to set up 100 centers within the next 5 years if additional capital can be raised. Long term capital requirements for these centers based on the same assumption as set fourth above, could range from $15,000,000 to $20,000,000.
                  The Company intends to raise such capital through public and private sale of its securities as well as by debt financing. Additionally, the Company is exploring joint ventures and strategic alliances or joint ventures will be formed.

                  The Company demonstrated and reported in a scientific periodical that a double dose of a plant extract product sold by the Company s largest customer has more central nervous system effects and thus, should be more therapeutically effective than that of the current marketed dose. This customer has made new commitments to the Company. In this connection the Company received from the customer, as of December 31, 1996, $100,000 to support the efforts of an Advisory Committee of a prominent international health organization to develop an Alzheimer s Study protocol, as well as commitments for $285,000 to continue its work on the plant extract product. The Company, during the fourth quarter of 1996, also obtained a new contract ($140,000) from a U.S. pharmaceutical company to conduct a QPEEG study. In September 1997, the Company obtained another contract in the amount of $230,708 pursuant to which a U.S. pharmaceutical company will use QPEEG in their multi-center drug trial. QPEEG is a methodology developed by HZI that evaluates a drug s effect on the central nervous system using computer analyzed EEG. HZI statistically analyzed the before and after effects of a drug and correlates the changes with information in HZI s psychotropic drug data base to determine the optimal time or dosage window to yield particular central nervous system effects.

                  In January, 1995, the Company entered into a joint venture arrangement with Tena, Ltd. in Istanbul, Turkey, for the purpose of further research and development of the Company s products and the marketing and sales of its products in the Mid-East, former U.S.S.R. countries and in other geographical area in which the Company has no distribution. Each project assigned to the joint venture requires a statement of work to be completed, and a budget with funding responsibility to be decided by the respective parties. The Company entered into this joint venture anticipating that certain of its products could be developed by the joint venture at a cost below that attainable in the United States. While no development work has been assigned to Tena to date, Tena is involved in marketing the Company s products. Accordingly, there are at present no capital or other funding requirements anticipated with respect to this venture. However, during the second quarter of 1997, Tena ordered a TNP system, including a full BFM system, in order to set up a Memory Center in Istanbul, Turkey. A letter of intent in connection with the joint venture was signed in September 1997.

                  On September 4, 1997, the Company signed an agreement with the CoreCare Corporation, a regional provider of mental health care services, to form a joint venture. The joint venture, which will be 50% owned by the Company, will be located at Kirkbride Center, a large medical complex being developed in Philadelphia. Within the Kirkbride Hospital complex, the agreement contemplates that the joint venture will establish a Memory Center and tele-neuropsychiatric diagnostic laboratory. The joint venture will also include a 30 bed VIP-Neuropsychiatry clinic, Phase I in-patient drug research unit and a contract research site management venture.

                  The joint venture has not yet begun operations. However, as the first step of the joint venture, in September 1997, the Company sold two TNP systems (each at $95,800), to CoreCare in order to set up a Memory Center and a TNP diagnostic laboratory. The various aspects of the joint venture will require additional development and capital. Accordingly, there can be no assurance that any aspects of the joint venture can be developed within a reasonable amount of time or that any of these will be successful, or that capital will be found to develop any of these ventures.

                  The Company intends to submit 510(k) applications to the FDA between the latter part of 1997 and mid 1998 with respect its EEG/EP Amplifier, HZI Electrode Headset and Digital EEG System Software. Two of the products require improved prototypes and the software product is in the final testing stage. The aggregate cost for finishing the products and completing the 510(k) applications is estimated at $90,000, which funds will be derived from currently available working capital raised in a recent private offering.

                  The Company will meet its future cash requirements for its general corporate overhead for at least the next twelve months through cash flow from operations based on its current contract backlog amounting to $270,000 at September 30, 1997, future contracts currently under negotiation and the balance of the $2,601,618 received during December 1996 and March 1997 as a result of selling units in a private placement and the exercise of warrants as previously discussed. During October 1997, the Company received an additional $600,000 of capital in connection with the exercise of its Class B and C Warrants.

                  The Company does not presently have any long term capital commitments for its HZI and general corporate operations and does not expect to have major capital expenditures for these activities.

                  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts, which address the Company s expectations of sources of capital or which express the Company s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. Forward-looking Statements made by the Company are based on knowledge of the environmental in which it operates, but because of the factors previously listed, as well as the factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.



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


                                             NeuroCorp., Ltd.

          Date:   November 19, 1997          By: /S/ Joseph J. DioGuardi
                                                 Joseph J. DioGuardi
                                                 Chief Financial Officer