Form 10KSB40
period 1997-12-31
NEUROCORP LTD
filed 1998-05-14
CIK 814043

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       Commission File Number 33-2205-D

                                NEUROCORP, LTD.
                 (Name of small business issuer in its charter)

           NEVADA                      87-0446395
(State or other Jurisdiction        (I.R.S. Employer
             of                   Identification No.)
      Incorporation or
       Organization)

  7150 WHITE PLAINS ROAD,
    TARRYTOWN, NEW YORK                  10591
   (Address of Principal               (Zip Code)
     Executive Offices)

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

 Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Registrants revenues for its most recent fiscal year: $1,121,482

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of April 29, 1997 was $17,553,429 based on the average bid and asked price on that date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    NeuroCorp, Ltd. ("The Company"), formerly known as Tamarac Ventures, Ltd., was incorporated in the State of Nevada on March 18, 1987 and completed an initial public offering in September, 1987. At the time of its initial public offering, the Company was a "blind pool" wherein the Company's securities were sold to the public to provide the Company with net proceeds of approximately $ 178,000 capital to purchase unknown existing businesses or to acquire unknown existing assets to establish a subsidiary business or businesses.

    On November 23, 1994, the Company acquired all of the issued and outstanding shares of HZI Research Center Inc. ("HZI") for 4,600,000 shares of the Company's common stock (after giving effect to a one for fifty share combination, or "reverse split"), whereby the Company's name was changed to "NeuroCorp, Ltd." and the sole officer and director of the Company resigned and was replaced by the management of HZI. HZI is a New York Corporation, founded in 1974 by Turan
M. Itil, M.D., its Chairman and principal shareholder.

    The Company is primarily involved in two businesses: (i) it sub-contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies, and (ii) manages a group of facilities that provide diagnostic, preventive and treatment services to individuals suffering from memory disorders. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and the Company performs neurological testing services for hospitals and physicians. The Company conducts these activities through two wholly-owned subsidiaries, HZI and Memory Centers of America, Inc., ("MCAI"). In November 1994, the Company acquired all of the issued and outstanding shares of HZI. HZI conducts contract research, designs diagnostic software and equipment and performs neurological testing services. In March 1996, the Company established MCAI, which manages four (4) Memory Centers-TM- that treat memory disorders.

CONTRACT RESEARCH SERVICES

    HZI's contract research business specializes in the analysis of data collected in clinical studies of compounds that affect the central nervous system. The Company obtains research contracts from pharmaceutical companies and research organizations in both the United States and Europe, and subcontracts the clinical studies to other institutions, doctors or researchers. The Company monitors and analyzes the data collected by doctors and researchers who perform these studies, but it does not conduct actual clinical research itself. Since its inception in 1974, HZI has received aggregate revenues in excess of $15,000,000 from its contract research services. Contract research accounted for 65.15% of the Company's revenues in 1996, and 41.3% of its revenues in 1997.

CONTRACT RESEARCH INDUSTRY

    Contract research organizations provide clinical research to support the development of new drugs. In order to develop and market a new drug, a company must obtain approval from the FDA, which involves, in part, successfully testing that drug in animal or human studies. Traditionally, very few animal research studies have been contracted out to independent organizations, and then only to academic centers or contract research companies with sophisticated animal facilities. By contrast, research studies that involve human subjects are increasingly conducted by independent investigators. In the past, when human studies were contracted out to clinicians in private or academic centers, the drug companies or health organizations initiating the research continued to manage these studies. Today, though, these organizations hire contract research organizations to organize, manage and monitor clinical research.

    Contract research organizations are highly dependent on medical, pharmaceutical and biotechnology companies. Contract research organizations derive substantially all of their revenue from the research and development expenditures of these companies. The contract research industry itself is extremely fragmented, ranging from several hundred small organizations that provide very limited clinical services to international organizations that provide pre-clinical evaluations, design studies, manage clinical trials, collect data, and provide biostatistical analysis and product registration support.

    As the medical, pharmaceutical and biotechnology companies seeking to employ contract research organizations have become more international in scope, the contract research industry has begun to consolidate. It is often difficult for small contract research organizations to compete with larger organizations that have the expertise and resources to respond to the demands of international clients. For example, international clients often require contract research organizations to have broad therapeutic expertise, the ability to coordinate and manage complex clinical trials that simultaneously take place within and across several countries, the expertise to respond to the regulatory requirements in different countries, and the ability to develop and maintain the complex information technology systems required to integrate these capabilities. As a result, larger research organizations that are able to offer a broader range of services have acquired smaller contract research firms.

    The Company believes that the following trends will create increased opportunities for contract research organizations in the future, although there can be no assurance that these opportunities will materialize:

        DRUG COMPANIES WILL INCREASINGLY USE CONTRACT RESEARCH SERVICES. As drug companies face pressure to improve their operating margins, they will increasingly focus on identifying cheaper, more efficient ways to develop new products. The growing use of generic drugs, the expiration of patents and increased regulatory pressures have all contributed to the demands on drug company executives to control costs. In response, the pharmaceutical industry has begun to consolidate, centralize its research and development process and outsource to contract research organizations. In so doing, drug companies have been able to reduce the fixed costs associated with internal drug development. Since contract research organizations specialize in conducting and managing clinical trials, when compared with drug companies, they can generally perform clinical studies with a greater degree of expertise, more quickly and at a lower cost. The Company believes that it will be able to take advantage of this trend in the future, particularly as drug companies begin to focus on developing compounds to treat conditions that affect the central nervous system.

        INCREASINGLY COMPLEX AND STRINGENT REGULATION; NEED FOR TECHNOLOGICAL CAPABILITIES. As regulatory requirements throughout the world have become increasingly complex, there is greater demand for organizations that can collect, analyze and manage the increasingly large volumes of data required for regulatory filings. In fact, the FDA and corresponding regulatory agencies in Canada, Japan and Western Europe have all begun to discuss the need to harmonize the standards for preclinical and clinical studies as well as the format and content of applications for new drug approvals. The Company believes that in response to these regulatory demands, medical, pharmaceutical and biotechnology companies will increasingly rely on the ability of contract research organizations to collect, analyze and manage data.

        DRUG DEVELOPMENT PRESSURES. The Company believes that research and development expenditures for medical, pharmaceutical and biotechnology companies will increase as a result of the constant pressure to develop a pipeline of new products. In particular, the Company believes these expenditures will increase as companies try to respond to the demand for products to meet the needs of an aging population, to treat chronic disorders, such as Alzheimer's disease, and life-threatening conditions such as infectious diseases, including AIDS. Any effort to develop therapies for these disorders will require complex clinical trials and sophisticated databases in order to demonstrate whether a particular therapy is effective and whether there are any long-term side effects.

        Growth in the Biotechnology Industry. The biotechnology industry in the United States has grown dramatically over the last ten years and, as a result, there will be significant numbers of new drug candidates that will require regulatory approval. Since many biotechnology companies do not have the necessary experience or resources to conduct clinical trials, many of these companies will outsource to contract research organizations rather than expend significant time and resources to develop internal clinical development capabilities. In addition, the biotechnology industry is rapidly developing in western Europe, which will provide significant opportunities for contract research organizations to grow and expand in these areas.

    The Company's management believes that its experience in analyzing the effects of central nervous system drugs, its proprietary methodologies and software, and its information databases will all position the Company to take advantage of the anticipated growth in contract research related to central nervous system drugs. In fact, despite its limited marketing efforts, the Company has been invited to sponsor several significant studies, including a study on the effects of Ginkgo Biloba the results of which were published in the October 1997 Journal of the American Medical Association. The Company believes that the publicity generated by this study will further enhance its ability to take advantage of the expected growth in contract research related to central nervous system drugs.

HZI'S CONTRACT RESEARCH SERVICES

    The Company's contract research business specializes in clinical studies (Phase I-IV) of compounds that affect the central nervous system for drug companies and research organizations in the U.S. and abroad. These contracts include studies conducted at both a single location and across multiple locations; they include both asymptomatic volunteer studies (Phase I and Phase Ib special studies with healthy subjects) and symptomatic volunteer studies (Phase II-IV studies on patients). The Company does not conduct its own human research, and as a result, does not take any responsibility for medical treatment or liability. However, the Company monitors the studies conducted in other organizations, it supervises data collection and it analyzes both data and progress study reports. The Company's research studies adhere to strict federal and local rules and regulations and they are supervised by local institutional review boards, drug companies, and the local and federal offices of the FDA.

    In a "typical" single center contract research project, the Company will prepare the protocol and negotiate the financing for the study. The Company will then subcontract the study to another organization or to individual investigators, such as the New York Institute for Medical Research, Inc. ("NYI"), a private, not-for-profit organization, that will perform the research under the Company's supervision. The Company closely adheres to local, state and federal rules and regulations in conducting its studies, and it has not been involved in any legal conflict with any regulatory authorities in regard to its contract research since its inception in 1974.

    The Company's single center studies fall into two categories: asymptomatic volunteer studies (Phase I and Phase Ib special studies with healthy subjects) and symptomatic volunteer studies (Phase II-IV studies on patients). Phase I and Ib studies aim to establish the safety of a drug in healthy subjects. Phase II trials are conducted to find a safe and effective dose. Phase III studies aim to establish efficacy of a new compound. After the drug is approved by the FDA and marketed, Phase IV trials are conducted for safety and/or with different types of efficacy questions. In general, these studies focus on the effects of drugs developed to treat conditions that include dementia/Alzheimer's, depression, schizophrenia and anxiety disorders among others. The asymptomatic volunteer studies use the Company's Quantitative Pharmaco-Electroencephalogram ("QPEEG-Registered Trademark-") method. As noted earlier, QPEEG-Registered Trademark-is a methodology developed by HZI that evaluates a drug's effect on the central nervous system using computer analyzed EEG. HZI statistically analyzes the before and after effects of a drug and correlates the changes with information in HZI's psychotropic drug data base to determine the optimal time or dosage window to yield particular central nervous system effects. Thus, in these so-called Phase I and Phase Ib special studies, the Company develops information on the clinical usefulness and therapeutic doses of new psychotropic drugs. In 1987, with the development of its Brain Function Monitoring ("BFM") System-Registered Trademark-, the Company was able to dramatically increase its capacity for conducting QPEEG-Registered Trademark-studies. Prior to that time, the Company could only conduct 6 QPEEG-Registered Trademark- studies a year; however, with the BFM System-Registered Trademark-, the Company has the potential to conduct up to 24 studies a year. The Company has conducted a total of 145
QPEEG-Registered Trademark- studies with 125 new drugs. These studies generate between $30,000 -$450,000 in revenues per study.

    The Company believes that there will be a growing interest in QPEEG-Registered Trademark- trials in the United States. The FDA is increasingly interested in the pharmaco-dynamics of new and existing drugs, and the Task Force Committee of the American College of Neuropsychopharmacology has cited the QPEEG-Registered Trademark- method as one of the methods to establish pharmaco-dynamics of a psychotropic drug at the central nervous system level. In addition, many of the drugs newly-developed by bio-technology companies, which are based on receptor and specific biochemical models, do not have readily identifiable toxic effects. Therefore, in both animal and human studies on these drugs, it is very difficult to determine maximum tolerable doses, and thus, very difficult to estimate therapeutic dosage levels.

    In symptomatic volunteer (patient) studies (Phase II-IV), while the use of the QPEEG-Registered Trademark- method is less frequent (although, in September 1997, the Company obtained such a contract from a U.S. pharmaceutical company), the Company still relies on its BFM System-Registered Trademark- to identify whether a drug has any therapeutic effects and in what doses. These studies are conducted pursuant to subcontracts from the Company at organizations such as NYI, hospitals or medical centers under the supervision and monitoring of both the Company's and NYI's staff. One of the Company's Directors, Mr. Richard Katz, is also the Chairman, Chief Executive Officer and President of NYI. The Company's Chairman, Dr. Turan M. Itil, is an Honorary Chairman of NYI. None of these individuals receive salaries from NYI.

    In addition to its single-center studies, the Company has also begun to conduct multi-center research studies. The Company was involved in its first multicenter study in 1990, when it conducted a study on dementia in six centers. Since then, the Company has been involved in a number of other multicenter clinical studies, including a study of depression that involved 450 patients in 19 centers that were spread over 16 countries.

    In general, with each new study, asymptomatic or symptomatic, the Company is able to increase its database of information on central nervous system drugs. In addition, the Company's researchers, with the permission and cooperation of the drug companies or research organizations that hire the Company, will generally seek to publish the results of the studies they conduct. For example, the Company has published 44 studies based on the results of its QPEEG-Registered Trademark- methodology.

COMPETITION

    Three major companies dominate the worldwide market in the $500 million contract research industry: Parexel International Corporation, Quintiles Transnational Corporation and Besselear Associates. The Company has not made any efforts to advertise or promote its contract research business and as a result, the Company estimates that it has it has less than 1% market share. However, the Company believes that contract research is a growing industry in the United States. Major drug companies in the United States, Europe and Japan all conduct their clinical research primarily in the United States since, given the high level of regulatory oversight in the United States, the results of clinical tests performed in this country, are generally held in high regard. Moreover, the Company believes that drug companies will increasingly subcontract clinical research projects, and that many of these projects will increasingly focus on central nervous system drugs. In the United States alone, there are over 100 new central nervous system-related drugs developed each year; in Europe and Japan, the Company estimates that there are more than 200 central nervous system-related drugs being developed every year.

    As far as the Company's proprietary technology is concerned, such as its QPEEG-Registered Trademark- method or its BFM System-Registered Trademark-, few of the Companys' competitors in the United States have similar technology. Since the FDA guidelines do not require such studies, drug companies in the United States do not routinely conduct QPEEG-Registered Trademark- studies. However, as noted above, given the increasing cost pressure on drug company executives, the Company believes that there will be growing interest in clinical studies that rely on the QPEEG-Registered Trademark- method to determine therapeutic opportunities for psychotropic drugs in a cost effective manner.

MARKETING STRATEGY

    The Company's contract research has traditionally been dependent on the publications and personal contacts of Dr. Turan Itil. The Company also plans to rely on the personal contacts and professional reputation of its staff to develop contacts and generate contracts for clinical research studies, including Dr. Kurt Itil, Dr. Pierre Le Bars and Dr. I. Ahmed.

    In addition to the contacts developed by its professional staff, the Company plans to work with NYI on a coordinated marketing effort in which the Company and NYI will make joint presentations to medical, pharmaceutical and biotechnology companies. The Company also plans to more aggressively advertise its research capabilities in professional journals.

    In October, 1997, the Journal of the American Medical Association (JAMA) published "A Placebo-Controlled, Double-Blind, Randomized Trial of an Extract of Ginkgo Biloba for Dementia", the results of a drug study by Dr. P. LeBars, Dr. T.M. Itil and other co-investigators, and in December, 1997, Dr. T.M. Itil, Dr.
I. Ahmed, E. Eralp and A. Kunitz together with another co-investigator submitted for presentation at the 36th Annual Meeting of the American College of Neuro Psychopharmacology, ("ACNP") "CNS Dose-Finding Study of MarinolR in Alzheimer's" at the 36th Annual Meeting of the ACNP, December 8 -12, 1997, Waikoloa, Hawaii. The results of a Drug Study by Dr. T.M. Itil, K.Z. Itil and E. Eralp, "Ginkgo Biloba, Herbal Mixture in Dementia?" is to be presented at the Annual New Clinical Drug Evaluation Unit of the National Institute of Mental Health Meeting in May, 1998 and the results of a drug study by Dr. T.M. Itil, E. Eralp, Dr. I. Ahmed and A. Kunitz and Dr. K.Z. Itil: "The Pharmacological Effects of Ginkgo Biloba, A Plant Extract, on the Brains of Dementia Patients in Comparison to Tacrine", presented at the 36th Annual New Clinical Drug Evaluation Unit of the National Institute of Mental Health Meeting in May, 1996, is to be published in Psychopharmacology Bulletin in 1998. The Company will also continue to participate in meetings of the professional scientific community, and present the results of its clinical research studies.

    In the past, the Company has heavily relied on its ability to produce scientific publications to promote and market its research capabilities. However, the Company plans to focus on alternative marketing strategies, such as media stories, advertising and a broader range of publications to promote its activities.

MEMORY CENTERS-TM- OF AMERICA, INC.

    MCAI provides non-medical management, educational, consultation and marketing services to licensed physicians and entities controlled by them. These physicians offer professional diagnostic, preventive and treatment services, through a network of facilities, Memory Centers-TM-, that handle patients whose memory problems range from "benign" age-related forgetfulness to different brain disorders and Alzheimer's disease. MCAI, through affiliated corporations, also supplies the diagnostic and communication equipment used in Memory Centers-TM-. There are currently four Memory Centers-TM-: two are located in New York City (Manhattan and Brooklyn), one in Tarrytown, New York, and one in Bakersfield, California. The Memory Centers-TM- in Manhattan, Brooklyn and Tarrytown are operated under a management agreement with Manhattan Westchester Medical Services. The Memory Center in Bakersfield is operated under a management agreement with Truxton Psychiatric Group. Under the terms of these management agreements, MCAI supplies equipment, management, marketing, data handling and personnel services for physicians, and the physicians provide all medical services and employ all clinical staff. MCAI is compensated through fixed management fees for its managerial services, and it is compensated for its billing services and variable expenses, such as supplies, as they occur. These agreements are for a fixed period of time, generally not less than one year. In addition to the four Memory Centers-TM- described above, MCAI has signed a Letter of Intent to open a Memory Center in Philadelphia, has received a down payment for a Memory Center in Istanbul, Turkey, and continues to negotiate with potential affiliates to open a new Memory Center-TM-in San Juan, Puerto Rico.

    MCAI management believes that as the population of elderly people in the United States continues to grow, as scientists continue to perfect drugs and procedures that improve memory and cognitive performance, and as the early diagnosis of memory-related diseases continues to improve, there will be increasingly strong demand for the services Memory Centers-TM- provide. From January 1, 1996 through November 1, 1997, Memory Center facilities received 347 new patients. Between January 1, 1997 and December 31, 1997, Memory Centers-TM-facilities received 292 new patients, and experienced 614 total patient visits in its facilities.

BACKGROUND

    MCAI is committed to providing professional help for a condition that is largely ignored by medical practitioners. While the actual number of people suffering from memory problems in the United States is difficult to determine, MCAI's management estimates that there are in excess of 8 million persons in the United States suffering from memory problems. According to the Alzheimer's Association, as of 1997, 4 million Americans suffer from Alzheimer's Disease. Patients with memory problems often do not show any significant physical or mental symptoms. Medical professionals may not treat patients with memory problems until they have significantly deteriorated, perhaps even to the point where they are diagnosed as suffering from dementia, such as Alzheimer's disease. Since memory disturbance on its own is not considered a "disease", it does not have a diagnostic label or CPT code. Third party payors, such as insurance companies or Medicare, generally do not accept charges to treat memory disorders unless they are tied to other symptoms that they do cover.

    The memory process, which includes the ability to receive information through the senses, to store this information and to retrieve it when it is needed, is one of the most sensitive, cognitive functions of the brain. Most brain disorders are also associated with memory disturbances. For example, memory disturbances are frequently seen in depression, anxiety, late symptoms of drug abuse, attention-deficit disorders, head trauma, cerebrovascular disorders and other cerebral diseases (such as syphilis, AIDS and brain tumors). Memory disturbances may also be caused by deficiencies in vitamins and minerals or the toxic effects of some drugs (such as anticholinergic antidepressants, Parkinson drugs and drugs that control blood pressure). Until a few decades ago, memory decline was considered the inevitable result of the aging process. In mild cases it was called "senility"; in more severe forms, senile dementia. Even today, the majority of physicians who are unaware of the significant developments in this area do not take memory decline seriously, particularly in aged persons.

    At present, there is no significant treatment for serious memory deficits such as Alzheimer's disease. In recent decades, however, scientists have made a series of important discoveries. First, they discovered chemicals that affect the brain, and reverse brain disorders, such as schizophrenia, and reverse mood, such as depression. Scientists also discovered chemicals called cognitive activators (or "smart" pills) which reverse experimentally induced disturbances of memory both in man and animals. Scientists have thus begun to quantify the degree and the type of memory impairment, and they believe they may be able to reverse its effects through chemical means. Large scientific studies have demonstrated that, although older subjects more frequently suffer from memory impairment, memory impairment is not the inevitable result of aging.

    Even for Alzheimer's, scientists have begun to develop treatments for the earlier stages of the disease. This includes the use of (i) ethical drugs, such as anti-dementia drugs, cerebro-vascular drugs, hormones (male and female) and cholesterol lowering agents, and (ii) "natural" substances and plant extracts, the most important of which are Ginkgo Biloba, an extract of Ginkgo tree leaves, and Glutathione. The only drugs that have been approved to treat Alzheimer's in the United States are Cognex-Registered Trademark- and
Aricept-Registered Trademark-. While the FDA has approved these drugs as being safe and effective drugs to treat memory disturbances in Alzheimer's cases, the FDA has not approved any drugs to enhance memory in otherwise healthy subjects.

    The doctors who are being administratively managed by MCAI provide services which will be particularly important as the demographics of the population in the United States shifts towards the older groups that have typically suffered from memory problems in the past. The U.S. Bureau of Census estimates that in the United States, over 50 million people will be 65 or older by the year 2030, and nearly 9 million will be 85 or older. Nearly 50% of all people aged 85 and older are thought to have Alzheimer's Disease, according to the National Institute on Aging and the National Institutes of Health's Report on Alzheimer's Disease 1996.

MEMORY CENTERS-TM-

    As described above, there are currently four Memory Centers-TM-. Two are located in New York City (Manhattan and Brooklyn), one in Tarrytown, New York, and one in Bakersfield, California. Memory Centers-TM- are operated by licensed physicians that have entered into management agreements with MCAI. Under the terms of these agreements, MCAI provides non-medical management, educational, consultation and marketing services to licensed physicians, or entities controlled by them, and the physicians provide professional diagnostic, preventive and treatment services to persons who suffer from memory disturbances. Three Memory Centers-TM-are operated under management agreements with Manhattan Westchester Medical Services (Manhattan, Brooklyn, and Tarrytown), and Truxton Psychiatric Group PC operates the one in Bakersfield under a management agreement. These agreements are for a fixed period of time, generally not less than one year. MCAI charges management fees from affiliated centers based on negotiations with each center. These fees are fixed monthly management fees which range from $1,000 to $4,000 per month for basic management services. The average monthly management fee currently charged is $3,000. In addition to the four Memory Centers-TM- described above, MCAI has begun to negotiate with potential affiliates to open new Memory Centers-TM- in Philadelphia, San Juan, Puerto Rico, Boca Raton, Florida and Istanbul, Turkey. MCAI hopes to complete these negotiations by the end of the second quarter of 1998. As of December 31, 1997, Memory Centers-TM- had generated cumulative management fees of $66,225 since they began operations in March 1996.

    In general, MCAI plans to establish Memory Centers-TM- either on a stand-alone basis and run by physicians, or where practical, in connection with the offices of physicians. MCAI expects to operate Memory Centers-TM- in a structural environment that will resemble medical practice management companies, where local physicians or professional corporations conduct all aspects of the medical services practice, and MCAI will provide certain management, administrative, marketing and professional support services. For example, MCAI will provide sophisticated, proprietary, high technology diagnostic and treatment systems to each Memory Center. All Memory Centers-TM- will have the ability to communicate via a tele-neuropsychiatry system with a central facility where medical experts will evaluate tests, provide reports and recommend treatment. MCAI will also be responsible for national advertising campaigns and may, insofar as state regulations allow, supply physicians at individual Memory Centers-TM- with medicinal products such as minerals, vitamins and alternative herbal medicines.

    Physicians at Memory Centers-TM- offer early diagnosis of memory disturbances, followed by medically accepted treatments. Since the diagnostic battery requires knowledge in neuropsychology, electrophysiology, neurology, and psychiatry, accompanied by treatment which will include both conventional and "unconventional" strategies, the majority of doctors are neither prepared nor equipped to provide a complete "memory" evaluation and treatment. However, by working in concert with the tele-diagnostic facilities provided at Memory Centers-TM-, physicians can offer a full memory evaluation.

    Memory Centers-TM- currently offer five programs tailored to specific groups who have concerns with their memory:

        1. MEMORY FITNESS FOR LIFE-TM-: a program for younger people who want to learn how they can best contribute to their own long-term functioning and cognitive abilities.

        2. EARLY DETECTION PROGRAM-TM-: a program for people who believe they are experiencing mild forms of memory impairment.

        3. SENIOR MEMORY-TM-: a program for seniors and younger patients with early onset of memory problems.

        4. FAMILY MEMORIES-TM- Supportive Counseling Program: a program to address the special needs of caregivers.

        5. EXECUTIVE MEMORY FITNESS-TM-: a program through which corporations may offer their key executives a confidential baseline assessment of their own mental performance and try to enhance their cognitive abilities.

    The assessment phase of the Memory Centers-TM- program generally includes a comprehensive history, an examination by a physician, a blood chemistry analysis, neuropsychological and neurophysiological tests, and other steps that are designed to identify the cause of the patient's problems. When an assessment is complete, the physician will diagnose the patient and create an individual treatment plan to address their particular needs. Herbal medicines, including Ginkgo Biloba, are generally unregulated by the FDA, and they are widely sold over-the-counter in retail establishments such as pharmacies, groceries, health-food stores and discount stores. If, and to the extent that the FDA regulates herbal medicines in the future, MCAI does not anticipate that it will have any adverse impact on Memory Centers-TM-.

    The services offered to patients at Memory Centers-TM-encompass comprehensive diagnostic evaluations and a variety of treatment strategies which can only be performed by licensed physicians. As such, Memory Centers-TM-require professional medical supervision. MCAI, where practical, will establish Memory Centers-TM- in sites (i.e., medical practices) that already have the necessary administrative, diagnostic hardware-software systems in place. The electrophysiological, neuropsychological and medical test data will be transmitted telephonically to the main center located in Tarrytown, New York. The data will be evaluated there by medical experts and licensed physicians and a complete profile of the patient will be returned to the center with treatment recommendations. The individual Memory Centers-TM- will be charged for each such evaluation.

    Each physician associated with a Memory Center-TM- will be responsible for his or her own professional liability. MCAI will recommend that the medical professionals that participate in Memory Center-TM- programs adhere to the standard operating procedures developed by MCAI's Medical Advisory Board. MCAI may recommend research projects, such as drug studies, that particular Memory Centers-TM- may conduct.

    MCAI's plans to develop Memory Centers-TM- will require substantial amounts of capital without any assurance that they will be successful. Depending on their size and location, MCAI estimates that each facility would require between $70,000 and $250,000 for equipment, leasehold improvements, and working capital, including corporate overhead, to operate the Memory Centers-TM-. Therefore, MCAI estimates that its capital requirements will range from $4,000,000 to $5,000,000, depending on the number of Memory Centers-TM- it actually opens. MCAI intends to set up 240 Memory Centers-TM- within the next four years if additional capital can be raised.

COMPETITION

    To the best of the Company's knowledge, there is no other commercial facility which is attempting to create an identifiable national network of medically-based facilities offering preventive, diagnostic and therapeutic services for memory disturbances. Historically, a number of neurologists, psychiatrists and psychologists have developed memory oriented clinics, but these have all focused on conducting research. While MCAI is not aware of any existing or proposed programs that offer the services provided by Memory Centers-TM-, the neurological departments of any hospital, Alzheimer's clinics and even well-equipped neurologists in private practice will potentially compete with the services Memory Centers-TM-offer. However, as noted above, since memory impairment is generally not considered an illness, or a diagnostic category, doctors and hospitals have a tendency to belittle or ignore the problem, and patients themselves generally hesitate to address the problem until it becomes more severe. Patients with severe memory problems, such as Alzheimer's disease, will generally go to specialized Alzheimer's centers, neurology clinics or hospitals. However, for patients with light to moderate memory problems, there are currently no professional organizations available to help them. Memory Centers-TM- offer a unique set of services for this group of people, and MCAI intends to capitalize on the potential for Memory Centers-TM- to prevent memory problems that might otherwise occur, particularly given the increasing size of the population aged 65 or older.

MARKETING

    MCAI management plans to market Memory Centers-TM- to patients, third-party payors, corporations and community service and government organizations. MCAI plans to initiate an aggressive, concentrated advertising effort to inform potential patients that memory impairment can be objectively diagnosed and that early treatment can stop further memory deterioration. This media campaign will include print, radio and direct mail sources as well as the internet. MCAI will also make presentations at local organizations and community groups that include whose members largely consist of potential patients.

    MCAI will also market Memory Centers-TM- to physicians, both to inform them about Memory Centers-TM- and the services they offer and to help build a network of potential affiliates. By developing relationships with physicians, Memory Centers-TM- will also build credibility and develop an important source of referral business.

    MCAI recognizes that it must develop a relationship with third party payors to penetrate the managed care market and develop an affiliation with HMO's and similar entities. In addition, to the extent the availability of coverage from third party payors will significantly affect its patient base, it will be important for MCAI to help third party payors become comfortable with the nature of the services Memory Centers-TM- provide, and the billing patterns they employ. MCAI also plans to market Memory Centers-TM- to corporations who can sponsor wellness programs for their executives that include the services Memory Centers-TM- offer.

    Finally, MCAI intends to build relationships with community service groups and government organizations. For example, local groups such as assisted living centers, rehabilitation providers, senior centers and Alzheimer Associations, all deal with populations that will be particularly interested in the services Memory Centers-TM- provide. MCAI will also try to build relationships with government organizations to create interest and support among government leaders to fund programs that utilize Memory Centers-TM-. MCAI expects to be involved in the public debate on issues such as third party payment, professional practice standards and the regulation of telemedicine.

NEUROPSYCHIATRIC DIAGNOSTIC EQUIPMENT

    HZI offers a line of proprietary neuropsychiatric diagnostic testing equipment to physicians, researchers and hospitals. This equipment, known as the CEEG-Scan System-Registered Trademark- enhances widely accepted diagnostic tests (such as EEG) by quantifying their results, and it permits them to be performed in a more practical and economical fashion than through other means. The CEEG-Scan System-Registered Trademark- also includes proprietary software used to perform Dynamic Brain Mapping-Registered Trademark-. Dynamic Brain Mapping-Registered Trademark- is HZI's proprietary brain mapping technique that summarizes a patients electrical brain activity on an anatomically correct, color-coded image of the patient's brain. This software is sometimes sold separately.

    As of December 31, 1997, the Company has sold 118 CEEG-Scan Systems-Registered Trademark-, consisting of hardware and software or software only, at prices ranging from $15,000 to $130,000. For the fiscal years ended December 31, 1995, 1996, and 1997, revenues from sales of neuropsychiatric diagnostic testing equipment accounted for 36%, 20%, and 47% respectively, of the Company's total revenues. With respect to $556,187 of sales of this equipment in 1995, $440,000 of receivables associated with these sales were written off in 1996.

    The CEEG Scan System-Registered Trademark-, which the FDA approved in March 1987, is currently being utilized by many of the world's largest psychiatric research centers, such as the United States National Institute on Drug Abuse, the National Institute of Mental Health in China, and the National Academia of Medicine in Russia. This system, unlike those of its competitors, is primarily based on proprietary software and off-the-shelf hardware. In addition, the CEEG-Scan System-Registered Trademark- is based on the use of digital, rather than analog, EEG. It was not until 1991 that the American Electroencephalography Society began to accept the use of digital EEGs, instead of the more traditional analog EEG presentation.

    The Company has many competitors in this field, including leading international academic centers and larger companies with greater financial resources. The Company believes that some form of computer analysis of EEGs and digital EEGs, with and without brain mapping, has been developed by approximately a dozen companies in the United States, and perhaps another 35 companies outside the United States. These competitors are generally larger organizations with far more resources than the Company. There is no assurance that the Company's CEEG Scan System-Registered Trademark- software and systems will continue to provide revenues. Nevertheless, the Company believes that its CEEG-Scan System-Registered Trademark- offers physicians and other medical professionals one of the most advanced, non-invasive, objective and economical brain function monitoring tests.

TELE-MAP-REGISTERED TRADEMARK-

    HZI offers interactive neurological testing services to assist hospitals and physicians in the diagnosis of brain disorders. These services include providing diagnostic tests based on the Company's CEEG-Scan System-Registered Trademark-with or without Dynamic Brain Mapping-Registered Trademark-, and these services are known collectively as "Tele-Map-Registered Trademark-." Revenues of the Tele-Map-Registered Trademark- division for the years ended 1997, 1996 and 1995 were $90,858, $129,622 and $146,119, respectively.

    In the Tele-Map-Registered Trademark- program, HZI provides hospitals or physicians with a conventional or specially-designed modem that the physician uses to transmit the data they collect during a diagnostic test, via telephone, to HZI. HZI employees will then record the data, and HZI's consultants and experts will then analyze and interpret the data, and prepare reports that are sent back to the physician within 2 business days of the test. HZI believes that this interactive service will continue to be attractive to hospitals and physicians alike, since it permits physicians to conduct EEG tests in their individual offices, or hospitals, without having to invest in the equipment needed to analyze and interpret results. HZI's technical experts will communicate with the testing physicians as they record data during the procedure to ensure the quality of the results.

    There can be no assurance that HZI will be able to increase or even sustain this business in the future. The Company has at least two competitors, one of which, Telemedix Corporation, claims to have more than 500 subscribers. The Company expects competition in this area will increase. There is no assurance that the Company can expand or sustain its services and revenues at their present level. Furthermore, since this service is regulated by the FDA, any changes in FDA regulations or any changes in professional standards could significantly affect the Company's Tele-Map-Registered Trademark- services.

DEVELOPMENTAL ACTIVITIES

    The Company is currently engaged in developing other products and services which it believes may offer commercial potential in the future, but which are not yet marketable.

HARDWARE AND SOFTWARE

    The Company is in the process of developing six new products. In February, 1998, the Company received FDA approval for its 510(k) Application for the EEG/EP Amplifier, called "NeuroAmp". The Company intends to submit a 510(k) Application for three products in late 1998 or early 1999: the Digital EEG System software, the HZI Electrode Headset, and the enhanced Evoked Potential Software. The Company also intends to submit a 510(k) Application for a fourth product, the Pharmacologically Activated EEG (Test-Dose-Registered Trademark-) Software, in the latter part of 1999. The Company has not yet decided when it will resubmit the application for a fifth product, the a-2000 System. For the fiscal years ended December 31, 1995, 1996, and 1997, the Company has spent $181,512, $98,018, and $97,830 respectively, on research and development activities for these proprietary items. The Company is not reimbursed for any research or development expenses from its customers.

DRUG DEVELOPMENT

    HZI plans to use its proprietary hardware, software, and databases in order to try to develop, either alone or with others, proprietary drugs. HZI believes that the combination of its expertise and its proprietary databases will enable HZI to define neuropharmacological activity of central nervous system drugs. HZI's physicians and research professionals have extensive experience in the screening and testing of psychotropic drugs, as well as the measurement of brain functions indicated by brain electrical activities.

    HZI has compiled what it believes to be a database on the effects of compounds on Alzheimer's disease and memory impairment. During the last ten years, HZI has been involved, as a subcontractor for drug companies, in the development of six new drugs for the treatment of Alzheimer's disease, such as oxiracetam, suloctidil, nimodipine, pramiracetam, BMY-21502 and Ginkgo Biloba. HZI also studied choline/lecithin, deprenyl, synthetic male hormone ("mesterolone"), thyroid releasing hormone ("TRH"), physostigmine, tacrine ("THA"), neostigmine, hydergine, velnacrine and propentofylline, all of which are claimed to be effective in memory problems and Alzheimer's disease. HZI believes that it can now study a variety of new chemical entities or naturally occurring substances (such as plant extracts or vitamins) using its proprietary software and database to search for potential treatments of memory dysfunctions.

    HZI believes that its database can be used to expedite the overall drug development process (i) by finding new uses for compounds already on the market, and (ii) by refining and improving experimental drugs that manufacturers now consider marginal. The Company believes that, through the use of HZI's proprietary systems, it can discover previously unexplored effects and potentially new applications at a relatively low cost since the bulk of the basic research has already been completed.

    In September 1995, the Company entered into a licensing agreement with Mediator S.r.l., an Italian company ("Mediator"), which has exclusive rights from SmithKline Beecham Farmaceutici Italia S.p.A to develop oxiracetam, an anti-dementia drug. Mediator is a privately owned company that provides consulting services to the pharmaceutical industry, conducts contract research and acts as an intermediary to facilitate the licensing of drugs between companies. Under its licensing agreement with Mediator, the Company had the exclusive right to develop, use, sell and market oxiracetam in the United States, and the right to market this product in other countries. The Agreement expired on December 31, 1997 and the Company did not seek an extension, as it believes that further development of oxiracetam is unwarranted, because of several other new anti-dementia drugs that are expected to be marketed in the near future. As at December 31, 1997, the Company estimates it has incurred expenses related to this project of approximately $170,000. In January 1995, the Company entered into an agreement with Tena, Ltd. ("Tena"), a company located in Istanbul, Turkey, to jointly research and develop the Company's products, and to market and sell the Company's products in the Mid-East, the former republics of the Soviet Union and other areas in which the Company currently has no distribution network. While to date, the Company has not entered into any research and development projects with Tena, Tena has been involved in marketing the Company's existing products. In June 1997, Tena ordered a TNP system, which includes a full BFM System, in order to set up a Memory Center in Istanbul as a joint venture. Tena is owned by two (2) nieces of Dr. Turan M. Itil, the Company's Chairman.

    Any effort by the Company to develop new drugs will require large amounts of capital and be subject to substantial competition from established pharmaceutical companies, among others. In addition, if the Company decides to investigate a pharmaceutical product it will also incur the costs of the burdensome government regulatory process. There is no assurance than any of the projected drug developments of the Company will be successful even if the required funds are available.

TELE-MEDICINE (TELE-NEURO-PSYCHIATRY)

    Tele-Medicine started about 30 years ago with the goal of improving patient care in rural areas without significantly increasing the cost. While technology was expensive, until five years ago, a variety of companies have now developed hardware/software systems which improved the quality of pictures and sound, while reducing the cost.

    TNP is the application of tele-medicine in neurological and psychiatric patients. The Company's system includes clinical data collection and reporting; psychological-psychiatric evaluations and reporting; interactive neuro-psychological evaluations and reporting; neuro-physiological evaluations and reporting; cognitive rehabilitation and reporting; and neuro-biofeedback. All the data collection is done in a remote location by mental healthcare workers under the medical-psychological-psychiatric supervision of experts in the receiver center via a tele-video system. The experts provide confirmation of the report and second opinions on the diagnosis and treatment. The Company has developed its TNP system to use in its Memory Centers-TM- as well as in multi-center contract research. Thus, Memory Centers-TM- can be located in remote places but patients will be diagnosed and treated by experts in receiver stations. Using TNP, even the most remote Memory Centers-TM- will be supervised by memory experts, improving quality without a significant increase in the cost. In contract research, the data collection, quality control and study monitoring will be done on-line from a central location. Management believes the Company should have a competitive edge by providing high quality data at a reduced cost. There are, however, a series of governmental and local restrictions in the use of tele-medicine. There is no assurance whether TNP will successfully be developed and/or applied. There is also no assurance that the patients will accept video interviews in Memory Centers-TM- or that drug companies or the FDA will approve such data collection procedures in multi-center trials. In September 1997, Drs. Itil and Le Bars and Mr. Eralp received a patent for certain data collection, analysis and transmission procedures that the TNP system relies upon. The patent was assigned to the Company as of December 5, 1997.

KIRKBRIDE/CORE CARE JOINT VENTURE

    On September 4, 1997, the Company signed a letter of intent with CoreCare Corporation, a regional provider of mental healthcare services, that contemplates a joint venture to establish a Memory Center, a tele-neuropsychiatric diagnostic laboratory and a specially equipped neuropsychiatry clinic in Philadelphia. The joint venture, which will be 50% owned by the Company, will be located at Kirkbride Center, a large medical complex being developed in Philadelphia. The letter of intent also contemplates that the companies will establish a 30 bed VIP-Neuropsychiatry clinic, a Phase I in-patient drug research unit and a contract research site management venture. A definitive joint venture agreement is being negotiated and construction and renovation of the facility has begun.

    The joint venture agreement has not yet been finalized. In

    September, 1997, CoreCare ordered two TNP systems in order to set up a Memory Center (each at $95,800), and a TNP diagnostic laboratory. The Company hopes to finalize the joint venture agreement before the end of June 30, 1998. The various aspects of the joint venture will require additional development and capital. Accordingly, there can be no assurance that any aspect of the joint venture can be developed within a reasonable amount of time or that any of these will be successful, or that capital will be found to develop any of these ventures.

GOVERNMENT REGULATIONS -- HZI

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

PRODUCT DEVELOPMENT

    With respect to the manufacturing and marketing of its present and future systems and products, the Company or its licensees must first obtain the approval of the FDA, particularly if the products are to be marketed in the United States. The Company conducts contract research. For every research project to be conducted, the Company has to have an approval of an independent Institutional Review Board ("IRB"). If the drug is being studied and is not a marketed compound, FDA approval is required after filing an Investigational New Drug Application ("IND"). Commonly, IND's are applied for by drug manufacturers who subcontract to others. On many occasions, the Company may further subcontract the research projects to other companies, not-for-profit organizations and/or medical centers. The procedure of seeking and obtaining FDA approval for medical products (e.g., hardware and software systems) and/or pharmaceutical products involving humans involves many steps, including testing, to determine safety and efficacy of the products. Seeking and obtaining FDA approval of a medical product may take a number of years and expenditure of substantial funds. FDA regulations also will govern the manufacturing process and marketing activities, and may require that post-marketing surveillance programs be undertaken to continuously monitor the safety of some products. If it develops its own manufacturing and marketing capabilities, the Company will be subject to substantial record keeping and manufacturing procedure requirements.

    In general all new products are subject to a ninety (90) day pre-market notification requirement. During that period, the FDA determines whether new products are "substantially equivalent" to products already on the market. Products found to be "substantially equivalent" to products already on the market may be sold immediately. Products that are not found to be "substantially equivalent" to products already on the market require filing of an application for pre-market approval, which subjects to FDA scrutiny and gives the FDA one hundred and eighty (180) days to approve or reject the product for immediate sales. Therefore, any new products developed by the Company may be subject to pre-market approval by the FDA or investigation under regulations administered by the FDA. As a result, the Company may experience delays in new product introduction. Regulations concerning importing and marketing of medical devices and/or human pharmaceutical products are generally imposed by foreign governments and may have an impact upon the Company's anticipated operations, although the scope and impact of any such regulations cannot now be accurately predicted.

TELEMEDICINE

    New York law does provide for exceptions from its general physician licensing laws for "consultations" with out-of-state physicians. In New York, a license is not required for a physician who is licensed in another state to meet a licensed physician licensed for the purposes of consultation.

    However, this consultation exception does not address whether physicians affiliated with central facilities in New York could lawfully treat patients in other states. In that case, the governing licensure laws would be that of the states in which the patients reside. State laws in this regard vary widely. Some states have adopted broad consultation exceptions that are construed similarly to the New York law, while others have enacted narrower consultation exceptions that limit the practice of telemedicine or even laws that proscribe telemedicine altogether.

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

GOVERNMENT REGULATION -- MEMORY CENTERS-TM-

    The activities of the Memory Centers-TM- will be regulated by a variety of agencies on federal, state and possibly local levels. In particular, MCAI and its operations are and will continue to be subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including, but not limited to, laws and regulations prohibiting the corporate practice of medicine, fee-splitting, anti-kickback laws and physician referral laws. The Company believes that it will be able to structure relationships with physicians and other entities that will comply with all applicable regulations. However, there can be no assurance that any given regulatory issue might not have a material impact on the ability of the Company to do business in a particular jurisdiction.

CORPORATE PRACTICE OF MEDICINE AND FEE-SPLITTING

    New York law contains a broad policy against the corporate practice of medicine, which prohibits physicians from being employed by non-professional business corporations. In particular, under New York law, it is illegal for any person to share in fees for professional services provided by physicians unless that person is authorized to practice medicine. These laws prohibit any arrangement where the space, facilities, equipment or other services provided to a professional licensee are based on a percentage of the income or receipts generated from the use of these services. Since MCAI does not directly employ physicians, but rather only provides managements services, it is not involved in the corporate practice of medicine. More specifically, with respect to New York fee-splitting laws, when MCAI provides management services to physician practices. Its fees are based on a combination of fixed and variable costs determined in advance, not a percentage of net or gross revenues.

ANTI-REFERRAL LAWS

    MCAI must also adhere to federal and state anti-referral laws that forbid physicians from referring patients to entities with which the referring physician has a financial relationship. At the federal level, the regulations only apply to the referral of Medicare or Medicaid patients to entities that furnish certain designated health services. Similarly, New York law prohibits physician referrals for designated services to a health care provider where the referring physician has a financial relationship with that health care provider. MCAI is not providing health services within the meaning of either federal or New York self-referral laws; it is only providing management services to physician practices.

    The anti-referral regulations at both the federal and New York level also prohibit referrals by a physician to its own practice. However, both the federal and New York anti-referral regulations contain an exception for "in-office ancillary cervices" under which if physicians in Memory Centers-TM- personally furnish or directly supervise the provision of health services, provide these services at qualified locations, bill for these services in their own name or that of their group practice, they will comply with the regulation. However, unlike the federal exception, under New York law, services not personally performed by the physician or a member of the same group practice, must be performed personally by persons who are employed by the group practice. As such, the staff of each Memory CenterTM is employed by its respective professional corporation, not MCAI.

ANTI-KICKBACK LAWS

    In addition to the anti-referral laws, federal law also prohibits any type of payment, direct or indirect, that is intended to induce someone to refer Medicare, Medicaid or other federally funded state healthcare program patients, or to purchase goods or services reimbursable under such programs. New York law has a similar prohibition that covers both Medicaid patients, and patients generally. MCAI management believes that since management services are not reimbursable under Medicare or state healthcare programs, inducements to enter management service contracts would not violate federal or state anti-kickback laws. More generally, since management service agreements are based on the fair market value of services provided, they do not constitute a kickback to induce the referral of business.

COMPLIANCE

    The Company believes that its existing and proposed administrative structures, including its relationship with physicians, comply with relevant regulations. However, no formal ruling regarding the Company's various structures and relationships has been obtained from any government agency and there can be no assurance that any such ruling would deem such structures or relationships in compliance with applicable laws and regulations. There can be no assurance that review of the Company's business by courts or healthcare, tax, labor, and other regulatory authorities that have jurisdictions over matters including, without limitation, the corporate practice of medicine, licensing of facilities and equipment, and franchising will not result in determinations that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change in a manner that would restrict the Company's proposed operations or limit the expansion of the Company's business or otherwise adversely affect the Company.

PERSONNEL

    The Company has 24 full-time employees, including five executives. In addition the Company has four consultants and one part-time employee.

ITEM 2. PROPERTIES

PROPERTY

    The Company owns a parcel of vacant land in Florida held for investment. The Company's offices and other facilities are located at 150 White Plains Road, Tarrytown, New York 10591, under leases expiring in November, 1998. Office rent
and payments for non-cancelable equipment leases totaled $         144,846 for
the year ending December 31, 1997. In addition, on August 3, 1997, MCAI entered into a contract to lease its Manhattan Memory Center. The five year lease which
commences in June, 1998 requires annual lease payments of $         110,000
during the first two years, and $         120,000 the remaining three years.
Management believes its present facilities may not be adequate for any required expansion but that new space is readily available.

ITEM 3. PENDING LITIGATION

    There are no pending legal proceedings other than ordinary routine litigation incidental to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION

    In connection with the Company's acquisition of HZI, the Company issued to each of its public stockholders of record on November 1, 1994 on Class B and one Class C Warrant for each Share of the Company's Common Stock held by such stockholders, for an aggregate of 800,000 Class B and 800,000 Class C Warrants (after giving effect to a 50 to 1 reverse stock split); of these Warrants, 400,000 have been exercised to date. Each Class B and Class C Warrant entitles the holder to purchase one share of the Company's Common Stock. The Warrants will not be tradeable or exercisable until a Registration Statement has been declared effective by the Securities and Exchange Commission. The number of Shares underlying the Warrants, and the exercise price of the Warrants, may be adjusted downward or upward at any time by the Company's Board of Directors. The Warrants are redeemable by the Company at any time upon thirty days written notice, at a price of $.001 per Warrant.

    The Company's Common Stock has traded publicly on the NASD OTC Bulletin Board under the symbol "NURC" since March 2, 1995. Prior to that time, there had been no public trading in the Company's Common Stock.

    The table below sets forth the high and low range of quotations for the Company's Common Stock for the quarters indicated as reported by the NASD:

                                                                                                              HIGH
                                                                                                             -----
1996
  First Quarter.....................................................................................          4
  Second Quarter....................................................................................         13
  Third Quarter.....................................................................................         20
  Fourth Quarter....................................................................................         17  3/4
1997
  First Quarter.....................................................................................         12  3/4
  Second Quarter....................................................................................         11  7/8
  Third Quarter.....................................................................................          9  3/4
  Fourth Quarter....................................................................................          9  3/4
1998
  First Quarter.....................................................................................          8  3/4
  Second Quarter (through April 29th)...............................................................          6  3/4

                                                                                                              LOW
                                                                                                             -----
1996
  First Quarter.....................................................................................          1  7/8
  Second Quarter....................................................................................          3
  Third Quarter.....................................................................................         12  1/2
  Fourth Quarter....................................................................................          6
1997
  First Quarter.....................................................................................          8  1/2
  Second Quarter....................................................................................          7  3/8
  Third Quarter.....................................................................................          7
  Fourth Quarter....................................................................................          5  5/8
1998
  First Quarter.....................................................................................          5
  Second Quarter (through April 29th)...............................................................          4  5/8

    Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company's Common Stock has not been actively traded.

    On April 29, 1998 the last bid price reported on the NASD Over-the-Counter
Bulletin Board for the Common Stock was $         6 3/4 per share. On March 30,
1998, the Company had 10,813,806 shares of Common Stock outstanding. The Company has 146 stockholders of record.

DIVIDENDS

    The Company has never declared or paid cash dividends on its Common Stock. The current policy of the Board of Directors is to retain any earnings to provide for the development and growth of the Company. Consequently, no cash dividends are expected to be paid in the foreseeable future on Shares of Common
Stock. The Company is obligated to pay dividends at the rate of $         15,000
per year in cash or Shares of Common Stock on its outstanding shares of Class B Series Preferred Stock. In November, 1997 the Company issued 10,840 shares of Common Stock in payment of dividends accrued through such date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was incorporated in the State of Nevada on March 18, 1987 with the name Tamarac Ventures, Ltd. On November 23, 1994, in connection with the reverse acquisition of HZI Research Center, Inc., a New York corporation ("HZI"), the Company amended its Certificate of Incorporation to change its name to NeuroCorp, Ltd. and to reduce its authorized common stock from 200,000,000 shares to 100,000,000 shares and to authorize 5,000,000 shares of preferred stock.

    The Company is primarily involved in two businesses: (i) it sub-contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies, and (ii) it manages a group of facilities that diagnose and treat memory disorders. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and the Company performs neurological testing services for hospitals and physicians. The Company conducts these activities through two wholly owned subsidiaries, HZI and Memory Centers-TM- of America, Inc. ("MCAI"), a Delaware Corporation. In November 1994, the Company

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) acquired all of the issued and outstanding shares of HZI. HZI conducts contract research, designs diagnostic software and equipment and performs neurological testing services. In March 1996, the Company established MCAI to provide non-medical management, educational, consultation and marketing services to licensed physicians and entities controlled by them. These physicians offer professional diagnostic, preventive and treatment services, through pilot facilities, Memory Centers-TM-, to persons who suffer from memory disturbances. MCAI, through affiliated corporations, also supplies the medical equipment used in Memory Centers-TM-. There are currently four pilot Memory Centers-TM- two located in New York City (Manhattan and Brooklyn), one in Tarrytown, New York, and one in Bakersfield, California. These Memory Centers-TM- are operated under management agreements with Manhattan Westchester Medical Services (Manhattan, Brooklyn and Tarrytown), and the Truxton Psychiatric Group PC (Bakersfield). Under the terms of these management agreements, MCAI supplies equipment, management, marketing, data handling and personnel services for physicians, and the physicians provide all medical services and employ all clinical staff. MCAI is compensated through fixed management fees for its managerial services, and it is compensated for its billing services and variable expenses, such as supplies, as they occur. These agreements are for a fixed period of time, generally not less than one year. MCAI began full operation of the pilot program at the end of the second quarter of 1996. Each facility is estimated to cost between $70,000 to $250,000 for equipment, leasehold improvements and working capital which includes administration costs. Revenues from this wholly-owned subsidiary were $36,000 and $30,225 for the years ended December 31, 1997 and 1996, respectively.

    During the second quarter, the Company created a new division within NeuroCorp Ltd., called Tele-Neuro Psychiatry ("TNP"). The TNP division is responsible for marketing Tele-Neuro Psychiatric systems which are based on the Company's proprietary software and hardware equipment. The TNP system provides data communication with off-site experts. Furthermore, the Company believes the new TNP system is useful for enhancing quality controls in research programs. The Company is currently utilizing TNP systems in the four (4) MCAI centers. In September 1997, Drs. Itil and Le Bars and Mr. Eralp received a patent for certain data collection, analysis and transmission procedures that the TNP system relies upon. This patent was assigned to the Company. In connection with maintaining and recruiting the talents necessary in meeting its objectives, the Company entered into employment agreement with certain individuals as follows:

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

    Overview (Cont'd)

        1. On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. The agreement provides that on each anniversary date the Chairman's salary shall be increased in good faith subject to negotiations between the Chairman and the Company. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for a vehicle and driver funded by the Company.

        2. On December 7, 1994, the Company entered into an employment agreement with an Executive Vice President providing for a base salary of $100,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides that on January 1 of each year the Executive Vice President shall be entitled to a 10% salary increase and an annual bonus equal to at least fifty percent (50%) of his base salary subject to the Board of Directors approval. If the employee is terminated within the contract period due to the change in control of the

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Company as defined in the Securities Exchange Act of 1934, under Sections 13(d) and 14(d), said Executive Vice President shall be entitled to a lump sum payment equal to five (5) time his gross annual compensation, in effect at date of termination. Additionally, for the three year period after the date of termination, the Company is obligated to provide the employee with life and health insurance benefits substantially similar to those which the Executive Vice President was receiving prior to the date of termination.

        3. On December 18, 1996, the Company and MCAI entered into an employment agreement with the CEO and President of MCAI and an Executive Vice President of the Company providing for a base salary of $150,000 in year one, $225,000 in year two and increasing by the Consumer Price Index ("CPI") change each year thereafter. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides for 500,000 qualified stock options for purchase of common stock exercisable at the lower of $7.00 per share or fair market value. The options are exercisable upon vesting and expire January 6, 2007. On January 6, 1997, 200,000 of such options vest and 150,000 options each vest on January 6, 1998 and 1999. On March 16, 1998, such executive submitted his resignation as an officer.

        4. On December 31, 1996, the Company entered into an employment agreement with its then Chief Financial Officer providing for a base salary of $85,000 per year with annual increases. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. This agreement was later amended to document that her official title and duties are Vice President, Administration and Special Assistant to the Chairman.

        5. On July 1, 1997, the Company entered into an employment agreement with the Vice President of Technical Operations, providing for a base salary of $80,000 per year with annual increases. This agreement expires on July 1, 2000 and is renewable for successive one-year terms thereafter.

        6. On July 1, 1997 MCAI and the Company entered into an employment agreement with the Managing Director of MCAI. This agreement provides for a base salary of $75,000 per year with annual increases, expiring on July 1, 1999 and is renewable on a year to year basis thereafter.

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

    As of December 31, 1997, billings in excess of costs and estimated earnings on uncompleted contracts amounted to $18,920, and have been included in accounts payable.

    Revenue from computer system sales, which include BFM
Systems-Registered Trademark-, are recognized upon the shipment of the turnkey systems. All other service revenues are recognized as they are rendered on the accrual basis of accounting.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    The Company reported a net loss of $2,423,602 for the year ended December 31, 1997 as compared to a net loss of $1,634,675 for the year ended December 31, 1996. The increase in the loss for 1997 amounting to $788,927 is directly attributable to the increase in selling, general and administrative expenses as further discussed below.

    Revenues for the years ended December 31, 1997 and 1996 amounted to $1,121,482 and $1,068,891. respectively. Revenues increased slightly by $52,591 or approximately 5% for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Gross profit for the years ended December 31, 1997 and 1996 amounted to $482,405 and $362,312 respectively or a net increase of $120,093. Gross profit percentage for years ended December 31, 1997 and 1996 amounted to 43% and 34%, respectively, or a net increase of 9%. The Company includes in the cost of sales amortization of its database and computer system product development costs. For the year ended December 31, 1997 and 1996 amortization charges amounted to $270,413 and $264,790, respectively, or a net increase of $5,623.

    Furthermore, the increase in sales and gross profit during the year ended December 31, 1997 as compared to the year ended December 31 of 1996 is attributable to the following:

        1. The Company has not entered into any major multi-million dollar new long-term contracts since December 31, 1993 and major contracts recorded prior to this period have been substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1997 and 1996, the Company received $405,700 and $759,000, respectively, of new contracts. Revenues from contracts for the year ended December 31, 1997 as compared to the year ended December 31, 1996 amounted to $463,197 and $696,359, respectively, or a net decrease of $233,162. The contract division's low revenues for the December 31, 1997 and 1996 period is attributable to the Company's lack of major new contracts during the last nine years. Management believes that the drug research industry has temporarily been negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool to new research contracts. The Company believes that demand for more effective central nervous system drugs with fewer negative side effects, will continue to stimulate the demand for contract research on central nervous system drugs.

        1.  (Cont'd)

        The gross profit percentage from contracts for the year ended December 31, 1997 is 38% as compared to December 31, 1996 which was 35%. The increase in gross profit for the year ended December 31, 1997 as compared to the year ended December 31, 1996, is a result of efficiencies introduced within the contract division.

        As of December 31, 1997 the Company's contract division had a backlog of approximately $197,000 from uncompleted contracts. The Company expects to realize a minimum of $60,000 during 1998 from said contracts.

        The contract research division during the 1996 fiscal year has performed significant work for a major foreign customer, resulting in a large increase in their accounts receivable. In accordance with the initial contract, a significant portion of the receivable will be paid by this customer upon completion of the initial statistical report. During the fourth quarter of the 1996 calendar year, the Company completed the statistical report for the foreign customer and collected the remaining portion of the outstanding receivable from September 30, 1996 which amounted to $50,000. In connection with a second contract, the foreign customer has amended the original contract to include

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) additional patients, which resulted in a change of the estimated completion date from December 1996 to December 1997. As of December 31, 1997, the receivable amount from this foreign customer amounted to $220,200 of which $100,000 is expected to be collected by June 30, 1998. The remaining balance will be collected upon completion of the project's final report.

        2. Net sales of BFM Systems-Registered Trademark- for the years ended 1997 and 1996 amounted to $68,256 and $212,685, respectively or a net decrease of $144,428. Gross profit percentage for the years ended 1997 and 1996 amounted to 42% and 28%, respectively, or a net increase of 14%. During the last three months of the year ended December 31, 1997, the Company did not sell any BFM Systems-Registered Trademark-.

        3. Revenues of the TeleMap-Registered Trademark- division for the years ended December 31, 1997 and 1996 amounted to $90,858 and $129,622, respectively, or net decrease of $38,764. Gross profit percentage for the years ended 1997 and 1996 amounted to 37% and 48%, respectively. The decrease in gross profit is attributable to the Company reassigning part of the internal staff to the TeleMap-Registered Trademark- division.

        4. Pilot Memory Centers-TM- revenue from date of commencement, March 1996 to December 31, 1996 amounted to approximately $30,000. This revenue was derived entirely from Manhattan Westchester through a pilot program conducted under the management of MCAI. Manhattan Westchester is a medical practice that is controlled by the Company's Chairman. While MCAI does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed. For the year ended December 31, 1997 revenue from the pilot Memory Centers-TM- amounted to $36,000.

        5. The TNP division completed its fourth sale during the third quarter 1997. The total sales for 1997: for the TNP division amounted to $463,171.

    General and administrative expenses for the year ended December 31, 1997 totalled $2,894,307 as compared to the year ended December 31, 1996 of $1,799,751 or an increase of $1,094,556 or 61%. The increase in general and administrative expenses for the year ended December 31, 1997 is attributable to the following major factors outlined below.

        a. Increase in development costs associated with the Company's new subsidiary, MCAI, amounting to approximately $715,000. The intended business of MCAI is to manage and distribute to professional medical practitioners a program that will evaluate and treat mild memory disturbances.

        b. Costs associated with the registration of the Company's securities which amounted to approximately $185,000.

        c. The remainder of the increase in general and administrative expenses, amounting to approximately $194,000, is made up of increases in salaries, professional fees, and various consultants.

    Research and development costs for the year ended December 31, 1997 were $97,830 as compared to the year ended December 31, 1996 of $98,018. At the end of 1995, Management relocated its research facility to its main operating division at HZI, in order to enhance communications between operational and research personnel and to lower fixed costs, such as rent, depreciation and other associated fixed costs. The Company plans on maintaining the same level of research and development, with lower fixed costs associated therewith.

    During 1997 and 1996, the Company recorded bad debt expense of $244,125 and $440,000, respectively for uncollectible foreign receivables. Management has concluded that the costs of legally pursuing

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) the customers associated with these receivables, which consisted principally of foreign research centers, would outweigh the benefits.

    Effective January 1, 1996 the Company revised its estimate of the useful life of the software development costs from 17 years to 7 years. This change was made to better reflect the estimated period during which such assets will remain in service. The resulting cumulative effect at January 1, 1996 was a one time, non-cash charge to operations amounting to $125,745.

    Commencing July 19, 1995 through December 31, 1996, the Company borrowed an aggregate of approximately $700,000, net of repayments, from their shareholders and their affiliates (see Liquidity and Capital Resources for sources and terms of such loans). These loans were used principally to finance losses from operations. As a result of these additional borrowings, interest expense for the year ended December 31, 1997 and 1996 amounted to $64,582 and $126,793, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had working capital of $1,722,952. The Company's cash balance at December 31, 1997, amounting to $1,597,825 is primarily made up of an influx of $1,500,000 of capital on December 31, 1997. The Company's net accounts receivable, which amounted to $650,505 at December 31, 1997, are expected to be collected prior to June 30, 1998, except for $120,000 to be received upon completion of a project's final report to a foreign customer, expected to be completed prior to December 31, 1998.

    As of December 31, 1997, of the Company's current liabilities amounting to $872,713, $300,000 represents stockholder loans which are not due until December 31, 1998.

    For the years ended December 31, 1997 and 1996, the Company used cash for operations of $2,568,380 and $897,382, respectively, resulting in an increased use of cash for operations of $1,670,998. The net increase for the year ended December 31, 1997 is primarily the result of loss from operations amounting to $2,423,602 as compared to the loss from operations for the year ended December 31, 1996 of $1,634,675. The Company incurred approximately $715,000 of development costs for its new subsidiary, MCAI.

    For the years ended December 31, 1997 and 1996, cash used by investing activities, mainly in connection with the acquisition of equipment and fixtures, costs incurred for development of databases and computer system development costs, amounted to $316,337 and $132,395, respectively.

    A majority of proceeds from stockholders were received by the Company from July 1995 to through December 31, 1996. The amounts and related terms of such loans are outlined below:

        i) On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into letter agreements with Trinity to borrow $100,000, $40,000, $60,000 and $75,000, respectively. The $100,000 and $60,000 loans have an interest rate of 9% per annum, respectively, and were due in six months from the date of issuance including accrued interest, respectively. The $40,000 and $75,000 loans have an interest rate of 10% and due within 90 days and six months, respectively, from the date of issuance with accrued interest. Trinity and the Company agreed to extend the due dates of the above loans to September 30, 1997 or the date the Class B and C warrants were exercised in their entirety if prior to September 30, 1997. As additional consideration for the $100,000 loan, the Company agreed to issue 49,998 shares of restricted common stock to Trinity. The Company recorded the additional consideration as interest expense, with a cost of $14,061, which is based upon fifty percent (50%) of the fair market value of the common stock issued

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) on July 19, 1995, the date of the agreement. Further, the letter agreements give Trinity the option to convert said loans into 550,000 shares of common stock.

        On September 13, 1996 the Company borrowed from Trinity $50,000, which is payable from any future private placement proceeds. Said loan bears interest at 9.5% per annum. Further the loan agreement gives Trinity the option to convert each $4.00 of debt into one (1) unit. Trinity and the Company agreed to extend the due dates of the above loans to December 15, 1998 or the date a substantial percentage (90% or more) of the Class B and C Warrants are exercised. Each unit will consist of one (1) share of Common Stock of the Company and two (2) Warrants. Each Warrant is exercisable into one (1) share of Common Stock of the Company at $8.00 per share until August 31, 1997, thereafter $10.00 per share. The Stock Purchase Warrants expire on August 31, 1998.

        Effective December 16, 1996, the maturity dates on the above notes were extended to December 31, 1998 with a revised interest rate of 5% per annum.

        ii) On July 16, 1996 the Company entered into two loan agreements amounting to $200,000 with two unrelated shareholders. Each loan was for $100,000 and bear interest at 9% per annum and is due within one (1) year, or from the proceeds of the Company's securities including the exercise of Class B and C Warrants. On April 30, 1997, the Company liquidated one loan obligation amounting to $100,000 and extended the second loan maturity date to December 15, 1998, or the date a substantial percentage (90% or more) of the Class B and Class C Warrants are exercised.

        iii) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable on the earlier of one (1) year from May 24, 1996 or out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As additional consideration the Company issued 66,666 shares of restricted common stock. The Company issued and has valued the common stock at $133,333 or fifty percent (50%) of the fair value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders equity by $133,333, respectively for this transaction. The deferred financing cost are being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. The implicit rate of interest for this loan is 67% per year. During June 1997, the original maturity date of May 24, 1997 was extended to December 15, 1998. At the time of the loan from such stockholder, the Company was unable to borrow at lower interest rates due to its financial condition and the size of the loan. Accordingly, management considered the importance to the Company of obtaining such funding which in its opinion outweighed the cost, particularly since the costs of issuing its securities did not impair the Company's cash flows as such costs did not involve the outlay of Company funds.

    For the years ended December 31, 1997 and 1996, cash provided by financing activities amounted to $2,631,428 and $2,740,372, respectively. For the year ended December 31, 1996 the Company received $400,000 in connection with the sale of 1,000,000 shares of common stock to investors and borrowed from shareholders approximately $478,000 net of repayments. During December 1996 the company sold 550,000 units for $2,001,068. Each unit is comprised of one (1) share of common stock and two (2) warrants. Each warrants entitles the holder to purchase one (1) share of common stock at $8.00 per share until August 31, 1997 and thereafter at $10 per share. The exercise price of the warrants was reduced to $1 per share during December 1997. The warrants expire August 31, 1998. Furthermore, during the year ended December 31, 1996 the company repaid a line of credit which amounted to $50,000. During the year ended December 31, 1997, the Company provided $2,700,500 of cash as a result of certain shareholder exercising warrants and by additional sale of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    At December 31, 1997, the Company's outstanding debt with respect to borrowings amounted to $386,332 after several outstanding obligations were converted into common stock as discussed below..

    In November 1997, Trinity released the Company from its obligations in regard to (i) a $200,000 loan plus $32,825 in accrued interest, (ii) 250,000 Class B, Series II Preferred Shares, (iii) a $75,000 loan plus $9,286 in accrued interest, (iv) a $50,000 loan plus $3,302 in accrued interest and (v) $28,387 in accrued dividends on Preferred Stock. As consideration for being released from these obligations, the Company, as instructed by Trinity, issued 630,000 shares of Common Stock to Lancer Partners.

    In November 1997, SRS Partners released the Company from its obligation under a note due in the amount of $28,696, including accrued interest. As consideration for being released from this obligation, the Company, as instructed by SRS partners, issued 10,000 shares of Common Stock to Lancer Partners.

    In November 1997, the Company issued 40,000 shares of Common Stock to Dr. Itil upon conversion of a loan made to the Company.

    The Company expects to repay the remaining debt from internally generated funds or additional public or private sales of its securities.

MANAGEMENT'S PLAN

    The intended development of the Memory Centers-TM- requires substantial amounts of capital without any assurance that they will be successful. Depending on size and location, the Company estimates that each facility would require between $70,000 to $250,000 for equipment, leasehold improvements, and working capital, including corporate overhead attributable to operating the Memory Centers-TM-. Therefore, the Company estimates that its short term capital requirements for approximately 30 fully functioning Memory Centers-TM- in 1998 will be in the range of $4,000,000 to $5,000,000.

    During December 1996, the Company completed a private placement of its securities which provided $2,001,618. Approximately 60% of the proceeds of this private placement was intended to be used for the initial development and expansion of Memory Centers-TM-, including advertising, working capital and new management. For the year ended December 31,1997, the Company has spent approximately $1,021,000 for such Memory Centers-TM-, the remaining amount, which amounts to approximately $180,000 was spent on general corporate overhead of HZI and NeuroCorp. The Company intends to set up 240 centers within the next 4 years if additional capital can be raised. Long term capital requirements for these centers based on the same assumptions as set forth above, could range from $15,000,000 to $20,000,000. The Company intends to raise such capital through public and private sale of its securities as well as by debt financing. Additionally the Company is exploring joint ventures and strategic alliances with other companies. No assurance can be given that such capital will be raised or that strategic alliances or joint ventures will be formed.

    As a result of a successful research project, the Company's largest customer has made new commitments to the Company. In this connection the Company received from this customer, as of December 31, 1996, $100,000 to support the efforts of an Advisory Committee of a prominent international health organization to develop an Alzheimer's Study protocol, as well as commitments for $285,000 to continue its work on the plant extract product. The Company, during the fourth quarter of 1996, also obtained a new contract ($140,000) from a U.S. pharmaceutical company to conduct a QPEEG-Registered Trademark- study. In September 1997, the Company obtained another contract in the amount of $230,708 pursuant to which a U.S. pharmaceutical company will use
QPEEG-Registered Trademark- in their multi-center drug trial.
QPEEG-Registered Trademark- is a methodology developed by HZI that evaluates a drug's effect on the central nervous system using computer analyzed EEG. HZI statistically analyzes the before and after effects of a drug and correlates the changes with

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) information in HZI's psychotropic drug data base to determine the optimal time or dosage window to yield particular central nervous system effects.

    In January, 1995, the Company entered into a joint venture arrangement with Tena, Ltd. in Istanbul, Turkey, for the purpose of further research and development of the Company's products and the marketing and sales of its products in the Mid-East, former U.S.S.R. countries and in other geographical areas in which the Company has no distribution. Each project assigned to the joint venture requires a statement of work to be completed, and a budget with funding responsibility to be decided by the respective parties. The Company entered into this joint venture anticipating that certain of its products could be developed by the joint venture at a cost below that attainable in the United States. While no development work has been assigned to Tena to date, Tena is involved in marketing the Company's products. Accordingly, there are at present no capital or other funding requirements anticipated with respect to this venture. However, during the second quarter of 1997, Tena ordered a TNP system, including a full BFM system, in order to set up a Memory Center in Istanbul, Turkey. A letter of intent in connection with this joint venture was signed in September 1997, by Tena for two systems. However, they subsequently reduced this to one system.

    On September 4, 1997, the Company signed a letter of intent with the CoreCare Corporation, a regional provider of mental health care services, to form a joint venture. The joint venture, which, if consummated, will be 50% owned by the Company, will be located at Kirkbride Center, a large medical complex being developed in Philadelphia. Within the Kirkbride Hospital complex, the agreement contemplates that the joint venture will establish a Memory Center and a Tele-Neuro psychiatric diagnostic laboratory. A definitive agreement has been negotiated and the joint venture will begin operating during the second quarter of 1998. In September 1997, CoreCare ordered two TNP systems in order to set up a Memory Center (each at $95,800), and a TNP diagnostic laboratory. The various aspects of the joint venture will require additional development and capital. Accordingly, there can be no assurance that any aspect of the joint venture can be developed within a reasonable amount of time or that any of these will be successful, or that capital will be found to develop any of these ventures.

    The Company successfully obtained the 510K approval for its EEG/EP amplifier and currently the 510K application for the digital EEG system is being prepared. Two of the products require improved prototypes and the software product is in the final testing stage. The aggregate cost for finishing the products and completing the 510(k) applications is estimated at $90,000, which funds will be derived from currently available working capital. A patent for proprietary telephonic test dose system is being prepared and the a pre-marketing approval will be sought.

    The Company's financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1997, the Company has an accumulated deficit of $3,426,114. For the years ended December 31, 1997 and 1996, the Company reported net losses of $2,423,602 and $1,634,675, respectively. Additionally, the Company generated negative cash flows from operations of $2,568,380 and $897,382 for the years ended December 31, 1997 and 1996, respectively.

    The Company's ability to continue as a going concern is currently dependent on its ability to obtain an immediate influx of cash. The company is currently negotiating with Pioneer Ventures Associates Limited Partnership ("Pioneer") for Pioneer to invest up to $4,500,000 pursuant to a letter of intent dated April 7, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

ITEM 7. FINANCIAL STATEMENTS:

    SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS APPEARING IN THE CONSOLIDATED FINANCIAL STATEMENT ANNEXED HERETO

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                        NEUROCORP, LTD. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                        NEUROCORP, LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                        ----------
Independent auditors' report..........................................................................         F-1

Consolidated balance sheet at December 31, 1997.......................................................         F-2

Consolidated statements of operations for the years ended December 31, 1997 and 1996..................         F-3

Consolidated statement of stockholders' equity for the years ended December 31, 1997 and 1996.........         F-4

Consolidated statements of cash flows for the years ended December 31, 1997 and 1996..................     F-5-F-6

Notes to consolidated financial statements............................................................    F-7-F-20

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NeuroCorp, Ltd. and subsidiaries

    We have audited the accompanying consolidated balance sheet of NeuroCorp, Ltd. and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997, and the consolidated results of its operations and cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained significant losses and negative cash flows from operations for the years ended December 31, 1997 and 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Scarano & Tomaro, P.C.
Syosset, New York
April 14, 1998

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997

                                           ASSETS
Current assets:
  Cash..........................................................................  $1,597,825
  Accounts receivable, net of allowance for doubtful accounts of $40,777........     650,505
  Inventory.....................................................................     132,727
  Prepaid expenses and taxes....................................................     152,979
  Other current assets..........................................................      61,629
                                                                                  ----------
      Total current assets......................................................   2,595,665
                                                                                  ----------
Equipment and fixtures, net.....................................................     236,002
                                                                                  ----------
Other assets:
  Database development costs, net...............................................   1,228,189
  Computer system product development costs, net................................     371,888
  Other.........................................................................     178,266
                                                                                  ----------
      Total other assets........................................................   1,778,343
                                                                                  ----------
Total assets....................................................................  $4,610,010
                                                                                  ----------
                                                                                  ----------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................  $  271,129
  Accrued expenses..............................................................     215,252
  Stockholder notes and loans payable...........................................     386,332
                                                                                  ----------
      Total current liabilities.................................................     872,713
                                                                                  ----------
Long-term liabilities:
  Deferred income taxes.........................................................     240,000
                                                                                  ----------
Commitments and contingencies (Note 10).........................................      --

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, issued as follows:
    Cumulative Preferred stock, class B, series 1, no par value, issued and
      outstanding 150,000 shares, full liquidation value $150,000...............     150,000
  Common stock, $.001 par value, 100,000,000 shares authorized 10,813,806 issued
    and outstanding.............................................................      21,514
  Additional paid-in capital....................................................   6,751,897
  Accumulated deficit...........................................................  (3,426,114)
                                                                                  ----------
      Total stockholders' equity................................................   3,497,297
                                                                                  ----------
Total liabilities and stockholders' equity......................................  $4,610,010
                                                                                  ----------
                                                                                  ----------

          See accompanying notes to consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                          1997           1996
                                                                                      -------------  -------------
Sales...............................................................................  $   1,121,482  $   1,068,891

Cost of sales, including amortization expense of $270,413 and $264,790 for the years
  ended December 31, 1997 and 1996, respectively....................................        639,077        706,579
                                                                                      -------------  -------------
Gross profit........................................................................        482,405        362,312
                                                                                      -------------  -------------
Expenses:
  General and administrative expenses...............................................      2,796,477      1,701,733
  Research and development..........................................................         97,830         98,018
                                                                                      -------------  -------------
      Total expenses................................................................      2,894,307      1,799,751
                                                                                      -------------  -------------
Loss from operations before other income (expense) and income tax benefit...........     (2,411,902)    (1,437,439)
                                                                                      -------------  -------------
Other income (expense):
  Cumulative effect of change of accounting estimate................................       --             (125,745)
  Interest income...................................................................         28,882         10,302
  Interest expense..................................................................        (64,582)      (126,793)
                                                                                      -------------  -------------
      Total other income (expense)..................................................        (35,700)      (242,236)
                                                                                      -------------  -------------
Loss before benefit for income tax..................................................     (2,447,602)    (1,679,675)
Income tax benefit..................................................................         24,000         45,000
                                                                                      -------------  -------------
Net loss............................................................................  $  (2,423,602) $  (1,634,675)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss applicable to common shares................................................  $  (2,438,602) $  (1,649,675)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Basic:
  Net loss..........................................................................  $        (.30) $        (.23)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Net loss applicable to common shares..............................................  $        (.30) $        (.24)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average number of shares outstanding.......................................      8,193,806      7,002,279
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements

                        NEUROCORP, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                   PREFERRED STOCK
                                                       CLASS B
                                                       SERIES 1              SERIES 2            COMMON STOCK      ADDITIONAL
                                                 --------------------  --------------------  --------------------    PAID-IN
                                                  SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL
                                                 ---------  ---------  ---------  ---------  ---------  ---------  -----------
Balances at December 31, 1995..................    150,000  $ 150,000    250,000  $ 250,000  6,107,141  $  16,807   $ 838,699
Sale of common stock...........................     --         --         --         --      1,000,000      1,000     399,000
Costs associated with SB-2 registration
  statement....................................     --         --         --         --         --        (25,046)     --
Issuance of common stock in lieu of financing
  cost.........................................     --         --         --         --         66,665         67     133,266
Sale of common stock and warrants..............                                                550,000        550   2,001,068
Preferred stock dividend.......................     --         --         --         --         --         --          --
Net loss for the year ended December 31,
  1996.........................................     --         --         --         --         --         --          --
                                                 ---------  ---------  ---------  ---------  ---------  ---------  -----------
Balances at December 31, 1996..................    150,000    150,000    250,000    250,000  7,723,806     18,424   3,346,987
Issuance of common stock in connection with
  exercise of stock option.....................     --         --         --         --         50,000         50         450
Issuance of common stock in connection with
  exercise of warrants.........................                                                850,000        850   1,199,150
Issuance of common stock in connection with
  conversion of debt and preferred stock.......     --         --       (250,000)  (250,000)   690,000        690     706,810
Issuance of common stock in connection with
  exercise of warrants.........................     --         --         --         --      1,100,000      1,100   1,098,900
Sale of common stock and warrants..............     --         --         --         --        400,000        400     399,600
Preferred stock dividend.......................     --         --         --         --         --         --          --
Net loss for the year ended December 31,
  1997.........................................     --         --         --         --         --         --          --
                                                 ---------  ---------  ---------  ---------  ---------  ---------  -----------
Balances at December 31, 1997..................    150,000  $ 150,000     --      $  --      10,813,806 $  21,514   $6,751,897
                                                 ---------  ---------  ---------  ---------  ---------  ---------  -----------
                                                 ---------  ---------  ---------  ---------  ---------  ---------  -----------


                                                   RETAINED
                                                   EARNINGS       TOTAL
                                                 (ACCUMULATED  STOCKHOLDERS'
                                                   DEFICIT)       EQUITY
                                                 ------------  ------------
Balances at December 31, 1995..................   $  662,163    $1,917,669
Sale of common stock...........................       --           400,000
Costs associated with SB-2 registration
  statement....................................      (25,046)
Issuance of common stock in lieu of financing
  cost.........................................       --           133,333
Sale of common stock and warrants..............       --         2,001,618
Preferred stock dividend.......................      (15,000)      (15,000)
Net loss for the year ended December 31,
  1996.........................................   (1,634,675)   (1,634,675)
                                                 ------------  ------------
Balances at December 31, 1996..................     (987,512)    2,777,899
Issuance of common stock in connection with
  exercise of stock option.....................       --               500
Issuance of common stock in connection with
  exercise of warrants.........................       --         1,200,000
Issuance of common stock in connection with
  conversion of debt and preferred stock.......       --           457,500
Issuance of common stock in connection with
  exercise of warrants.........................       --         1,100,000
Sale of common stock and warrants..............       --           400,000
Preferred stock dividend.......................      (15,000)      (15,000)
Net loss for the year ended December 31,
  1997.........................................   (2,423,602)   (2,423,602)
                                                 ------------  ------------
Balances at December 31, 1997..................   $(3,426,114)  $3,497,297
                                                 ------------  ------------
                                                 ------------  ------------

          See accompanying notes to consolidated financial statements

                        NEUROCORP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                          1997           1996
                                                                                      -------------  -------------
Cash flows for operating activities:
    Net loss from operations........................................................  $  (2,423,602) $  (1,634,675)
  Adjustments to reconcile net loss to net cash provided used for operating activities:
    Depreciation and amortization...................................................        321,977        300,630
    Bad debt expense................................................................       (427,223)       428,080
    Amortization of deferred financing costs........................................         27,328         79,818
    Cumulative effect of change in accounting estimate..............................       --              125,745
    Deferred income taxes...........................................................        (24,000)       (45,000)
Decrease (increase) in:
    Accounts receivable.............................................................        323,611       (258,323)
    Due from affiliates.............................................................        (58,359)        85,673
    Inventory.......................................................................       (103,371)           629
    Prepaid expenses and taxes......................................................        (31,552)       (66,234)
    Security deposit................................................................        (19,009)      --
    Cost and estimated earnings in excess of billings on uncompleted contracts......       --               26,954
Increase (decrease) in:
    Accounts payable................................................................         74,843         13,767
    Accrued expenses................................................................         23,749        (30,046)
    Income taxes payable............................................................          4,734         (1,893)
    Customer deposits...............................................................       --                2,400
    Billings in excess of costs and estimated earnings on uncompleted contracts.....       (257,506)        75,093
                                                                                      -------------  -------------
Net cash flows used for operating activities........................................     (2,568,380)      (897,382)
                                                                                      -------------  -------------
Cash flows for investing activities:
    Purchase of equipment and fixtures..............................................       (201,434)       (36,056)
    Database development costs capitalized..........................................       (109,953)       (91,913)
    Patent cost capitalized.........................................................         (4,950)        (2,150)
    Computer system development costs capitalized...................................       --               (2,276)
                                                                                      -------------  -------------
Net cash flows used for investing activities........................................       (316,337)      (132,395)
                                                                                      -------------  -------------
Cash flows from financing activities:
    Line of credit repayments.......................................................       --              (50,000)
    Repayment of stockholders loans.................................................        (14,855)       (46,694)
    Proceeds from stockholders loans................................................       --              525,000
    Principal payments on long-term debt............................................        (54,217)       (64,506)
    Offering/registration costs incurred............................................       --              (25,046)
    Proceeds from exercise of warrants and sale of common stock.....................      2,700,500      2,401,618
                                                                                      -------------  -------------
Net cash flows provided by financing activities.....................................      2,631,428      2,740,372
                                                                                      -------------  -------------
Net (decrease) increase in cash.....................................................       (253,289)     1,710,595
Cash at beginning of period.........................................................      1,851,114        140,519
                                                                                      -------------  -------------
Cash at end of period...............................................................  $   1,597,825  $   1,851,114
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements

                        NEUROCORP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                               1997        1996
                                                                                            ----------  ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest..............................................................................  $    3,716  $   17,197
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Income taxes..........................................................................  $   14,351  $   12,508
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosures of non-cash investing and financing activities:
  Issuance of 640,000 shares of common stock in consideration for loans and accrued
    interest..............................................................................  $  457,500  $   --
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Issuance of 50,000 shares of common stock in connection with conversion of preferred
    stock.................................................................................  $  250,000  $   --
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Issuance of restricted common stock in connection with financing costs associated with a
    loan..................................................................................  $   --      $  133,333
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Accrued dividends on Series 1 preferred stock...........................................  $   15,000  $   15,000
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 1--ORGANIZATION

    NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI").

    The Company is primarily involved in two business. Through its wholly-owned subsidiary, HZI, the Company sub-contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and performs neurological testing services for hospital and physicians. Through its wholly-owned subsidiary Memory Centers of America, Inc. ("MCAI") a Delaware corporation, the Company manages a group of facilities which diagnose and treat memory disorders. MCAI provides non-medical management of facilities as well as educational and consultation to individual who suffer from memory impairment. Revenues from this wholly-owned subsidiary were immaterial for the years ended December 31, 1997 and 1996.

    HZI assigns certain clinical research Contracts to the New York Institute for Medical Research, Inc. ("NYI"), a not-for-profit private foundation that is controlled by board members that also control the Company. TeleMap, Inc., a wholly-owned subsidiary of HZI has no material business operations.

NOTE 2--GOING CONCERN

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1997 and 1996, the Company incurred losses of $2,423,602 and $1,634,675. Additionally, the Company generated negative cash flows from operations of $2,568,380 and $897,382 for the years ended December 1997 and 1996, respectively. The Company's ability to continue as a going concern is currently dependent on its ability to successfully attain profitability and positive cash flows from operations as well as obtain capital or other financing to fund future losses and intended expansion. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

    Managements plans to mitigate the Company's financial problems are outlined below.

    On April 7, 1998, the Company signed a Letter of Intent with Pioneer Ventures Associates Limited Partnership ("Pioneer") whereby the Company would receive a minimum of $2,000,000 to a maximum of $4,500,000 in exchange for issuing cumulative preferred stock convertible into common stock at $3 per share with an 8% dividend. Prior to the Company receiving any funds, Pioneer will perform due diligence which, if completed to its satisfaction, will result in the Company receiving an initial installment $2,000,000. Pioneer has imposed certain other conditions which include requiring the Company to bring in a new chief executive officer and the election of two (2) Pioneer representatives to the Board of Directors.

    The Company expects to receive $2,000,000 from Pioneer during June 1998. During the due diligence process, Pioneer is evaluating the capital requirements of MCAI and HZI's contract research division and will invest up to a total of $4,500,000 based on terms and conditions to be agreed upon. The Company is also exploring additional options to obtain capital or financing.

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 2--GOING CONCERN (CONTINUED)
    Regarding current operations, in order to maintain its liquidity and economic viability in the interim, the Company is continuing its ongoing marketing efforts to obtain contracts for its contract research division and has implemented several measures to reduce current expenditures such as partial salary deferrals for officers, reduction of expenses and aggressive collection efforts on its receivables.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a) BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, HZI, TeleMap and MCAI. The consolidated financial statements also include the accounts of NYI since controlling shareholders and officers of the Company also are the controlling members of the board of NYI. All significant intercompany transactions have been eliminated in consolidation.

    b) CASH AND CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    The Company maintains its cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by $1,398,419

    c) ACCOUNTS RECEIVABLE

    The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. Bad debt expense for the years ended December 31, 1997 and 1996 amounted to $244,125 and $440,000, respectively.

    d) INVENTORY

    Inventory, which consists primarily of computer equipment, is stated at the lower of cost (first-in, first-out method) or market.

    e) EQUIPMENT AND FIXTURES

    Equipment and fixtures are recorded at cost. Depreciation is provided using the double-declining balance method over the estimated useful lives (5-7 years) of the related assets.

    f) DATABASE DEVELOPMENT COSTS

    Database development costs consist of capitalized direct labor costs associated with the accumulation of results of previously tested drugs and converting such results into a readable format. These costs are being amortized on a straight-line method over their estimated useful life of seventeen (17) years.

    g) COMPUTER SYSTEM PRODUCT DEVELOPMENT COSTS

    Computer system product development costs consist primarily of direct labor costs associated in developing the Company's product. Such costs are capitalized from the time the product is determined to be technologically feasible to the time the product is available for general release to customers. All costs prior to the establishment of technological feasibility, such as the costs of planning, designing and testing

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the computer system product, are charged to research and development expense. The Company's policy is to amortize such costs over an estimated useful life of seven (7) years.

    h) PATENTS

    Patents, which consist of legal costs and mandatory filing fees specifically identified with the Company's patents, are being amortized on a straight line basis over seventeen (17) years.

    i) INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for Federal, State and City income tax reporting purposes.

    j) REVENUE RECOGNITION

    The Company recognizes revenue and costs from its research contracts under the percentage of completion method. Cost of revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete contracts in progress. Changes in each contracts' performance, conditions and estimated profitability including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. As of December 31, 1997, billings in excess of costs and estimated earnings on uncompleted contracts amounted to $18,920 which has been included in accounts payable. In addition, losses are recognized in full when determinable. All other service revenues are recognized as they are rendered on the accrual basis of accounting.

    k) EARNINGS PER SHARE

    During the year ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Pursuant to SFAS No, 128 no dilutive shares are computed for years which have a net loss.

    l) USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    m) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company elected to continue to measure compensation cost using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", as is permitted by SFAS No. 123,

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
"Accounting for Stock-Based Compensation". Accordingly, compensation cost has been recognized for the options issued under the Senior Management Incentive Plan based on the difference between the exercise price and market value at date of grant. For companies that choose to continue applying APB No. 25, SFAS No. 123 requires certain pro forma disclosures as if the fair value method had been utilized. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value of the options at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the proforma presentation below, the options have been valued using the Black-Scholes Model.

                                                                      1997           1996
                                                                  -------------  -------------
Net income--as reported.........................................  $  (2,471,752) $  (1,634,675)
                                                                  -------------  -------------
                                                                  -------------  -------------
            pro forma...........................................  $  (2,471,752) $  (5,079,675)
                                                                  -------------  -------------
                                                                  -------------  -------------
Basic EPS--as reported..........................................  $        (.30) $        (.23)
                                                                  -------------  -------------
                                                                  -------------  -------------
          pro forma.............................................  $        (.30) $        (.73)
                                                                  -------------  -------------
                                                                  -------------  -------------

    The Company does not believe that any other recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

    n) FAIR VALUE DISCLOSURE AS OF DECEMBER 31, 1997

    The carrying value of cash, accounts receivable, accounts payable, accrued expenses and short-term debt are a reasonable estimate of their fair value.

NOTE 4--EQUIPMENT AND FIXTURES, NET

    Equipment and fixtures, net consists of the following at December 31, 1997:

Furniture and fixtures...........................................  $  24,137
Equipment........................................................    790,598
Vehicles.........................................................     15,840
                                                                   ---------
                                                                     830,575
Less: accumulated depreciation...................................   (594,573)
                                                                   ---------
                                                                   $ 236,002
                                                                   ---------
                                                                   ---------

    Depreciation expense amounted to $56,397 and $33,573 for the years ended December 31, 1997 and 1996, respectively.

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 5--DATABASE DEVELOPMENT COSTS, NET

Balance, beginning of period....................................  $1,264,018
Capitalized costs during the period.............................    109,954
Amortization charged to cost of revenues........................   (145,783)
                                                                  ---------
Balance, end of period..........................................  $1,228,189
                                                                  ---------
                                                                  ---------

    The recoverability of the carrying value of the database is evaluated by management on a recurring basis. No adjustment to the carrying value was determined to be necessary at December 31, 1997.

NOTE 6--COMPUTER SYSTEM PRODUCT DEVELOPMENT COSTS, NET

Balance, beginning of period......................................  $ 496,518
Capitalized costs during the year.................................     --
Amortization charged to cost of revenues..........................   (124,630)
                                                                    ---------
Balance, end of period............................................  $ 371,888
                                                                    ---------
                                                                    ---------

    In management's opinion, the net realizable value of the unamortized computer system product development costs exceeds the carrying value, net, therefore, no additional adjustment to carrying value is required. Net realizable value is measured by estimating future sales of these products and reducing them by the estimated costs of completing and disposing of the products, including the costs of performing maintenance and support required under the sales.

NOTE 7--ACCRUED EXPENSES

    Accrued expenses consists of the following at December 31, 1997:

Salary and related taxes..........................................  $  70,018
Legal and accounting fees.........................................    101,750
Interest..........................................................     17,309
Other.............................................................     26,175
                                                                    ---------
                                                                    $ 215,252
                                                                    ---------
                                                                    ---------

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 8--INCOME TAX BENEFIT

    Income tax benefits are comprised of the following at December 31,:

                                                                           1997        1996
                                                                        ----------  ----------
Current:
  Federal.............................................................  $   --      $   --
  State...............................................................      --          --
                                                                        ----------  ----------
                                                                        $   --      $   --
                                                                        ----------  ----------
Deferred:
  Federal.............................................................  $  (24,000) $  (45,000)
  State...............................................................      --          --
                                                                        ----------  ----------
                                                                           (24,000)    (45,000)
                                                                        ----------  ----------
  Total income tax benefits...........................................  $  (24,000) $  (45,000)
                                                                        ----------  ----------
                                                                        ----------  ----------

    A reconciliation of the income tax benefit on income per the U.S. Federal statutory rate to the reported income tax expense is as follows for the year ended December 31,:

                                                                         1997         1996
                                                                     ------------  -----------
U.S. Federal statutory rate applied to pretax loss.................  $   (848,550) $  (566,800)
State and local income taxes, net of federal income tax benefit....      (177,150)     (97,400)
Increase in valuation allowance, net...............................     1,025,700      664,200
Current provision (benefit) for Federal and State taxes............       --           --
(Decrease) increase in deferred tax liability......................       (24,000)     (45,000)
                                                                     ------------  -----------
    Total income tax (benefit).....................................  $    (24,000) $   (45,000)
                                                                     ------------  -----------
                                                                     ------------  -----------

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

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 8--INCOME TAX BENEFIT (CONTINUED)
    The tax effect of significant items comprising the Company's deferred tax assets are as follows as of December 31, 1997:

Net operating loss carry forwards.................................  $ 582,750
Valuation allowance...............................................   (582,750)
                                                                    ---------
Long-term portion of deferred tax assets..........................  $  --
                                                                    ---------
                                                                    ---------

    The tax effect of significant items comprising the Company's deferred tax liability are as follows as of December 31, 1997:

Database development costs........................................  $ 184,225
Computer system product development costs.........................     55,775
                                                                    ---------
Long-term portion of deferred tax liability.......................  $ 240,000
                                                                    ---------
                                                                    ---------

    The Company and HZI, MCAI and TeleMap file a consolidated tax return. Further, NYI has a tax year ending on June 30. For income tax purposes, NYI is considered a for-profit corporation and accordingly files its own income tax return.

    At December 31, 1997, the Company, its subsidiaries and NYI have net operating loss carry forwards (NOL's) of approximately $3,885,000. The Company has recorded a full valuation allowance against the deferred tax asset at December 31, 1997 pursuant to SFAS 109, since management could not determine that it was "more likely than not" that the deferred asset would be realized in the future.

    A portion of the Company's NOL's are subject to the provisions of the Tax Reform Act of 1986 which limits use of net operating loss carryforwards when changes of ownership of more than 50% occur during a nine year testing period. On November 23, 1994, the Company's ownership changed by more than 50%.

    HZI has a tax credit carry forward attributable to an increase in research and development expenditures approximating $72,000. Any portion of the research tax credit that remains unused at the end of the carry forward period is allowed as a deduction in the year following the expiration of the carry forward period.

    With respect to the total carryforwards of NOL's and tax credits said amounts expire between the years 2004 and 2013.

NOTE 9--STOCKHOLDERS' EQUITY

    a) SALE OF COMMON STOCK

    During December 1996, the Company sold 550,000 units for a total of $2,001,068 pursuant to a private placement memorandum. Each unit was comprised of one (1) share of common stock and two (2) stock purchase warrants. Each warrant entitled the holder to purchase one (1) share of common stock at $8.00 per share until August 31, 1997, thereafter at $10 per share. The warrants expired on August 31, 1997. During December 1997, the Board of Directors reduced the exercise price of said warrants from $8 to $1 and extended the expiration date to December 31, 1998. On December 31, 1997, the Company issued

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED)
1,100,000 shares of common for $1,100,000 in connection with the exercise of the 1,100,000 warrants. Simultaneously with such exercise, the Company also sold to the same investor for $400,000, 400,000 units comprising of 400,000 shares of common stock and 400,000 warrants to purchase one share of common stock at $5 per share which expire on December 31, 1998.

    b) ISSUANCE OF WARRANTS

    Pursuant to the plan of reorganization on November 23, 1994 with HZI, the Board of Directors of the Company authorized the issuance of Class B and Class C Warrants to all stockholders of the Company of record as of November 1, 1994. The Warrants were distributed on a 1 Warrant for 1 share of common stock basis and comprised in the aggregate 800,000 Class B and 800,000 Class C Warrants, each of which was exercisable into one share of Common Stock of the Company. The Class B Warrants were exercisable at $2.25 per share and the Class C Warrants are exercisable at $2.75 per share, and were to expire September 30, 1996. The shares of Common Stock underlying the Warrants must be registered with the Securities and Exchange Commission ("SEC") prior to the Warrants becoming exercisable. The exercise price of the Warrants, may be adjusted downward or upward at any time by the Company's Board of Directors. Further, the Warrants are redeemable by the Company at any time upon thirty days written notice, at a price of $.001 per Warrant.

    During January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively and the expiration dates were extended to December 31, 1997. During the year ended December 31, 1997, 500,000 Class B warrants and 350,000 Class C warrants were exercised which resulted in the Company receiving proceeds of $1,200,000 and issuing 850,000 shares of common stock.

    c) PREFERRED STOCK

    During December 1994, the Company issued two classes of preferred stock for total consideration of $400,000. The first class of 150,000 shares of cumulative non-convertible preferred stock class B, series 1, no par value has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. At December 31, 1997, the Company had accrued dividends of $1,250 related to this preferred stock after a payment of $28,750 in the form of common stock. (See Note 9(d)(i) for additional information).

    The second class of 250,000 shares of convertible no par value preferred stock, Class B, Series 2, can be converted into common stock and does not provide for dividend payments. The conversion feature provides that between January 1, 1996 through September 30, 1996 one (1) share of preferred stock could have been converted into two (2) shares of common stock. After September 30, 1996, the conversion feature is reduced to five (5) shares of preferred stock to one (1) share of common stock. During November 1997, the Company authorized the conversion of the 250,000 shares of Series B preferred stock by issuing 50,000 shares of common stock. (See Note 9(d)(1) for additional information).

    d)ISSUANCE OF COMMON STOCK AS CONSIDERATION AND LIQUIDATION OF LOANS

        (1) Between July 1995 and February 1996, the Company borrowed a total of $275,000 from Trinity American Corporation ("Trinity") at interest rates varying from 9% to 10% and repayable between 90 days to six months. On December 16, 1996, Trinity and the Company agreed to extend the due dates of the above loans to December 31, 1998. As additional consideration for the such

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED) extension, the Company issued 49,998 shares of restricted common stock. Further, the terms of the loans give Trinity the option to convert said loans into 550,000 shares of common stock.

        (2) On September 13, 1996 the Company borrowed $50,000 from Trinity which was payable from any future private placement proceeds. Said loan bears interest at 9.5% per annum. Further the loan agreement gives Trinity the option to convert each $4.00 of debt into one (1) unit. Each unit will consist of one (1) share of Common Stock of the Company and two (2) Stock Purchase Warrants. Each Warrant is exercisable into one (1) share of Common Stock of the Company at $8.00 per share until August 31, 1997, thereafter $10.00 per share.

        (3) On November 16, 1995, the Company borrowed $25,000 from SRS Partners, a partnership which is affiliated with Trinity. The loan bears interest at a rate of 9% and was due within the sooner of six months or out of the proceeds of the first funding of a Reg. "S" transaction.

        (4) Pursuant to a note dated January 30, 1996, advances made by the Company's Chairman amounting to $20,000 were convertible into 40,000 shares of common stock.

    During November 1997, the Company issued a total of 602,500 shares of common stock relating to the conversion of the above loans per items 1, 2, and 4 above. The Company also issued 50,000 common shares for the conversion of 250,000 shares of convertible Series B preferred stock. 37,500 shares were issued by the Company to pay the loan per item 3 above and accrued interest and dividends.

        (5) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and was payable within one (1) year or payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As consideration for such loan, the Company issued 66,666 shares of restrictive common stock. During June 1997, the original maturity date of May 24, 1997 was extended to December 15, 1998. Lastly, the Company has agreed to register said shares. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair market value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders' equity by $133,333, respectively for this transaction. The deferred financing cost is being amortized over one year, which is the maximum term of the loan, or will be charged to operations if paid prior to May 24, 1997. See Note 11(c). Further, the Company has agreed to register said shares. (See Note 9(f)).

    e) SENIOR MANAGEMENT INCENTIVE PLAN

    On November 23, 1994, the Company adopted an incentive stock option plan that provides for the granting of options to purchase up to 1,500,000 shares of the Company's common stock that are intended to qualify either as statutory stock options or non-statutory stock options. Options to purchase shares may be granted under the incentive stock option plan to persons who are employees or officers of the Company.

    On September 19, 1995, December 15, 1995 and December 18, 1996, the Company granted 250,000, 50,000 and 500,000 options respectively to purchase shares of common stock pursuant to the Company's Incentive Plan. 250,000 options were granted to the former President of the Company, 50,000 to a consultant, and 500,000 options were granted to the former President of MCAI. The exercise price of the options was fixed at $.10, $.01 and the lower of $7.00 or fair market value per share respectively. Such options expire between September 2002 and January 2007.

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the status of the Company's stock options outstanding as of December 31, 1997 and changes during the two years then ended is as follows:

                                                             1997                    1996
                                                    ----------------------  ----------------------
                                                                WEIGHTED                WEIGHTED
                                                                 AVERAGE                 AVERAGE
                                                                EXERCISE                EXERCISE
STOCK OPTIONS                                        SHARES       PRICE      SHARES       PRICE
--------------------------------------------------  ---------  -----------  ---------  -----------
Outstanding at beginning of year..................    800,000   $    4.41     300,000   $    .085
Additional options granted........................     --          --         500,000        7.00
Options exercised.................................    (50,000)        .01      --          --
                                                    ---------       -----   ---------       -----
Outstanding at end of year........................    750,000   $    4.70     800,000        4.41
                                                    ---------       -----   ---------       -----
                                                    ---------       -----   ---------       -----
Options exercisable at year end...................    450,000   $    3.17     300,000   $    .085
                                                    ---------       -----   ---------       -----
                                                    ---------       -----   ---------       -----
Weighted average fair value of options granted
  during the year.................................              $  --                   $    6.49
                                                                    -----                   -----
                                                                    -----                   -----

    f) REGISTRATION OF COMMON STOCK

    During February, 1996, the Company commenced the process of registering common shares and warrants pursuant to certain registration rights, and other contractual obligations incurred in connection with the issuance of such common shares and warrants pursuant to the HZI acquisition agreement signed in November 1994 and the sale of common shares in December 1995. The Company will not receive any of the proceeds from the sale of the common shares or warrants since all respective shares are being offered by the selling stockholders. The Company has also agreed to pay the costs related to the registration.

NOTE 10--COMMITMENTS AND CONTINGENCIES

    a) OPERATING LEASES

    The Company and its subsidiaries have entered into lease agreements for administrative offices and certain equipment under noncancellable operating leases expiring in various dates through December 2002. The administrative office leases contain a provision for additional rent which is equal to the Company's pro rated share of future real estate taxes.

    A schedule of all future minimum rental payments at December 31, 1997 is as follows:

YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------
1998..............................................................................  $  171,515
1999..............................................................................     122,002
2000..............................................................................     115,572
2001..............................................................................     115,000
2002..............................................................................     115,000
                                                                                    ----------
                                                                                    $  639,089
                                                                                    ----------
                                                                                    ----------

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Rent expense under all operating leases for the years ended December 31, 1997 and 1996 was $144,846 and $145,369, respectively.

    b) CONCENTRATION OF CREDIT RISK

    For the years ended December 31, 1997 and 1996, approximately 48% and 63%, respectively, of sales were derived from three and two unrelated customers, who are in the pharmaceutical industry. As of December 31, 1997, approximately 90% of accounts receivable, net, are due from four unrelated customers.

    c) EMPLOYMENT AGREEMENTS

     i) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for transportation arrangements funded by the Company. Through December 31, 1996, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement. For the year ended December 31, 1997 premiums paid on such policy amounted to $9,506.

     ii) On December 7, 1994, the Company entered into an employment agreement with an Executive Vice President providing for a base salary of $100,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides that on January 1 of each year the Executive Vice President shall be entitled to a 10% salary increase and an annual bonus equal to at least fifty percent (50%) of his base salary subject to the Board of Directors approval. As of December 31, 1997, the Board of Directors did not approve any bonus to such individual. If the employee is terminated within the contract period due to a change in control of the Company as defined in the Securities Exchange Act of 1934, under Sections 13(d) and 14(d), said Executive Vice President shall be entitled to a lump sum payment equal to five (5) times his gross annual compensation, in effect at date of termination. Additionally, for the three year period after the date of termination, the Company is obligated to provide the employee with life and health insurance benefits substantially similar to those which the Executive Vice President was receiving prior to the date of termination.

    iii) On December 31, 1996, the Company entered into an employment agreement with its then Chief Financial Officer providing for a base salary of $85,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. This agreement was later amended to document that her official title and duties are Vice President, Administration, and Special Assistant to the Chairman.

    iv) On December 18, 1996, the Company and MCAI entered into an employment agreement with the CEO and President of MCAI who was also an Executive Vice President of the Company providing for a base salary of $150,000 in year one, $225,000 in year two and increasing by the Consumer Price Index ("CPI") change each year thereafter. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides for 500,000 qualified stock options for purchase of common stock exercisable at the lower of $7.00 per share

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) or fair market value. The options are exercisable upon vesting and expire
        January 6, 2007. On January 6, 1997, 200,000 of such options vested and 150,000 options each vest on January 6, 1998 and 1999. During March 1998, such individual resigned as an officer, and accordingly, lost the right to the options which would have vested January 6, 1999.

     v) On July 1, 1997, the Company entered into an employment agreement with the Vice President of Technical Operations, providing for a base salary of $80,000 per year with annual increases. This agreement expires on July 1, 2000 and is renewable for successive one-year terms thereafter.

    vi) On July 1, 1997 MCAI and the Company entered into an employment agreement with the Managing Director of MCAI. This agreement provides for a base salary of $75,000 per year with annual increases, expiring on July 1, 1999 and is renewable on a year to year basis thereafter.

    d) CONSULTING AGREEMENT

    On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum

NOTE 11--RELATED PARTY TRANSACTIONS

    a) REVENUES FROM AFFILIATES

    Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") reimburses the Company for the use of certain employees as well as office and laboratory space (administration services) of the Company. The Company and Manhattan Westchester also operate under an oral agreement whereby the Company is paid $1,000 per month for each of the Memory Centers owned by Manhattan Westchester. Manhattan Westchester is 95% owned by the Company's Chairman. Net revenues from Manhattan Westchester for the year ended December 31, 1997 and
1996 amounted to $50,289 and $         65,782, respectively.

    b) SERVICES PROVIDED BY AFFILIATES

    During 1994, HZI and Manhattan Westchester entered into an arrangement whereby Manhattan Westchester would provide medical consulting services to HZI's TeleMap business. Services provided by Manhattan Westchester to HZI for the years ended December 31, 1997 and 1996 amounted to approximately $0 and $14,000, respectively.

    c) STOCKHOLDER NOTES AND LOANS PAYABLE

    Stockholder notes and loans payable consisted of the following at December 31, 1997:

Non-interest bearing loans (See (i) below)........................  $  86,332
Notes payable (See (ii) and (iii) below)..........................    300,000
                                                                    ---------
Total.............................................................  $ 386,332
                                                                    ---------
                                                                    ---------

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 11--RELATED PARTY TRANSACTIONS (CONTINUED)
     (i) These stockholder loans relate to advances made to HZI and NYI by its Chairman of the Board which are due on demand.

     (ii) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The note is non-interest bearing and was payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As consideration for such loan, the Company issued 66,666 shares of restricted common stock. During June 1997, the original maturity date of May 24, 1997 was extended to December 15, 1998. Lastly, the Company agreed to include said shares in its pending Registration Statement.

    (iii) On July 16, 1996, the Company entered into two loan agreements amounting to $200,000 with two unrelated shareholders. Each note was for $100,000, bears interest at 9% per annum and was due at the earlier of one (1) year or from any of the proceeds of a sale of the Company's securities including the exercise of Class B and C Warrants. On April 30, 1997, the Company liquidated one note amounting to $100,000 and extended the second note's maturity date to December 15, 1998.

    d) SHAREHOLDER TRANSACTIONS

    On September 19, 1995 the Company granted to its Vice Chairman a non-qualified stock option to purchase 250,000 shares of common stock at an exercised price of $.10 per share. This option expires seven (7) years from the date of grant and the underlying common shares related to the option are restricted. At the date of grant the Company recorded compensation expense of $50,000 based upon the fair value of the stock option at that date. As of December 31, 1997 such options have not been exercised.

    e) CONSULTING AGREEMENT

    On July 1, 1995, the Company entered into a five (5) year consulting agreement (subsequently amended) with an entity controlled by its then Vice Chairman for an annual fee of $30,000.

    f) DUE FROM AFFILIATES

    Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") reimburses the Company for the use of certain employees as well as office and laboratory space (administration services) of the Company. The Company and Manhattan Westchester also operate under an oral agreement whereby the Company is paid $1,000 per month for each of the Memory Centers owned by Manhattan Westchester. Manhattan Westchester is 95% owned by the Company's Chairman. At December 31, 1997, amounts due from Manhattan Westchester, principally for management and administrative services, amounted to $57,193, which have been included in other current assets.

NOTE 12--SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates primarily in a single industry segment which is comprised of contract medical research and the operation and management of facilities which diagnose and treat memory disorders utilizing the Company's proprietary database and software. The Company has no foreign operations. The Company included in sales during the years ended December 31, 1997 and 1996, sales to unaffiliated

                        NEUROCORP, LTD. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE 12--SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED) customers in foreign countries ("export sales") of approximately $380,000 and $770,000, respectively. These sales were not concentrated in any specific geographic area.

NOTE 13--SUBSEQUENT EVENT

    On April 7, 1998, the Company signed a Letter of Intent with Pioneer Ventures Associates Limited Partnership ("Pioneer") whereby the Company would receive a minimum of $2,000,000 to a maximum of $4,500,000 in exchange for issuing cumulative preferred stock convertible into common stock at $3 per share with an 8% dividend. Prior to the Company receiving any funds, Pioneer will perform due diligence which, if completed to its satisfaction, will result in the Company receiving an initial installment $2,000,000. Pioneer has imposed certain other conditions which include requiring the Company to bring in a new chief executive officer and the election of two (2) Pioneer representatives to the Board of Directors.

    The Company expects to receive $2,000,000 from Pioneer during June 1998. During the due diligence process, Pioneer is evaluating the capital requirements of MCAI and HZI's contract research division and will invest up to a total of $4,500,000 based on terms and conditions to be agreed upon.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    The directors and the executive officers of the Company are as follows:

NAME                                                       AGE                    POSITION WITH THE COMPANY
-----------------------------------------------------      ---      -----------------------------------------------------

Turan M. Itil........................................          73   Chairman of the Board, Chief Executive Officer,
                                                                    President and Director

I. Ronald Horowitzp..................................          75   Director, Acting Chief Executive Officer of MCAI

Kurt Z. Itil.........................................
39   Director, Acting Chief Operating Officer

Pierre LeBars (1)....................................          45   Director and Executive Vice President

Aileen A. Kunitz.....................................          55   Vice President

Richard Katz, Esq. (1,2).............................          55   Director

Joseph DioGuardi, CPA (1,2)..........................          57   Director, Chief Financial Officer

------------------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

    Each director is elected for a period of one year, expiring on the date of the next annual meeting and thereafter until his or her successor shall have been elected and qualified or until his or her death, resignation or removal. Officers are appointed and serve at the will of the Board of Directors subject to the terms of any employment agreements. The Company does not currently pay any cash or other compensation to directors for serving in that capacity.

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

    Dr. Itil was appointed a member of the World Health Organization Expert Advisory Panel in October 1995; he is also Past-President of the American Psychiatric Electrophysiology Association; Past Vice President, International Pharmaco-EEG Society; Secretary General, Academia, Medicinal & Psychiatric Foundation; Co-Editor, Journal of Integrative Psychiatry; on the Board of Examiners of the American Medical EEG Association. He is a Life Fellow of the American Psychiatric Association, American Psychosomatic Association, and American College of Neuro-psychopharmacology. Dr. Itil is on the Editorial Board of more than 15 scientific journals; Board Member of Mental Hygiene of the State of New

York. Dr. Itil has written/edited seven books and is the author of more than 535 scientific articles. Dr. Itil is the inventor of 13 patents issued and has two patent applications pending. Seven of the patents owned by Dr. Itil have been assigned to the Company and six others have been assigned to major drug companies.

    I. RONALD HOROWITZ, Esq., became Vice Chairman, President and Director of the Company in 1995. He resigned in 1997 as President and subsequently as Vice Chairman. In June 1997, he became Executive Vice President of MCAI. In March, 1998 Mr. Horowitz became acting Chief Executive Officer of MCAI. Mr. Horowitz has been a practicing lawyer and member of the New York Bar for over 40 years. From 1974 to 1977 he was President and Vice Chairman of the Board of Vagabond Hotels Inc., a publicly held West Coast chain of 56 hotels and motels. From 1969 to 1972 he was President of Paramount Studios Inc. a motion picture company. From 1970 to 1972 he was President of Paramount Immobiliare, a joint venture between Paramount Studios and Societa Immobiliare, Italy's largest real estate Company and from 1967 to 1969 he was Executive Vice President and Chief Operating Officer of Gulf & Western Realty Corp.

    Mr. Horowitz is a Fellow of Academia, Medicinae and Psychiatriae Foundation and has also served as Justice of the Peace for the City of Stamford, Connecticut, special counsel for the New Haven Railroad and was a Trustee of Grand Central Hospital in New York City. He has also been active as a private investor.

    KURT Z. ITIL, Ph.D. (Honorary) has been a Director of the Company since November 23, 1994 and has been President of HZI since 1983 and 1997, Dr. Itil was assigned as the Acting Chief Operating Officer of the Company. In 1981, Dr. Itil graduated from Boston University (B.A.--Psychology). He obtained an honorary Doctorate of Philosophy from Medicina Alternativa based on his publications and his contribution to science. Dr. Itil has participated in business and management seminars at the Massachusetts Institute of Technology. He was Vice President of HZI from 1977-1980. Dr. Itil was Vice President (Sales & Marketing) of International Drug Experts Associates from 1981-1982.

    Since 1983, he has served as President of HZI and he is responsible for sales, promotion and marketing of services and products and administration.

    Dr. K. Itil is a Fellow of Academia, Medicinae and Psychiatriae Foundation and a Member of the American Psychiatric Electrophysiology Association. Dr. Itil has more than 45 scientific publications to his credit. Dr. Kurt Itil is the son of Dr. Turan Itil.

    PIERRE LE BARS, M.D., Ph.D. has been a Director and Executive Vice President and Chief of Research and Development of the Company since November 23, 1994 and has been Executive Vice President and Chief of Research and Development of HZI since 1992.

    Dr. Le Bars obtained his M.D. in 1978 in France. Subsequently, he obtained his Ph.D. in Neurophysiology from the University of Picardie and Pierre et Marie Curie in France. He became a Research Fellow in 1988 at New York Medical College. Since 1991, Dr. Le Bars has been employed by HZI as Vice President for Research and Development and since 1993, as Executive Vice President. Dr. Le Bars also had an appointment as a Research Fellow at Massachusetts Mental Health Center of the Harvard Medical School since 1992. Dr. Le Bars is Assistant Editor of the journal of Integrative Psychiatry. He is a member of numerous French and U.S. professional societies and author/co-author of a series of scientific publications. Dr. Le Bars is the son-in-law of Dr. Turan Itil.

    AILEEN A. KUNITZ has served as Vice President of the Company since November 23, 1994. She also served as a Director until July 1997 and as Chief Financial Officer ("CFO") until June 1997. After she resigned as Director and CFO, she continued her employment with the Company as Vice-President. Ms. Kunitz joined HZI in 1974 as a Research Coordinator. In 1976, she became Chief Research Coordinator. In 1980 she was appointed Administrator; in 1984 she became Executive Administrator and in 1990, Vice President of Finance. She studied mathematics at the University of Detroit and received training in EEG technology through Wayne University in Detroit, Michigan and was employed by the University of Missouri as a Technologist from 1968--1974.

    RICHARD A. KATZ, Esq. has been a Director of the Company since November 23, 1994 and has been a Director of HZI since 1984. Mr. Katz graduated from Hunter College in June, 1964 (B.A.) and Brooklyn Law School, June 1967 (LBar on December 18, 1967 and admitted to both the Southern and Eastern Federal District Courts and has been a practicing attorney since that time. Mr. Katz has been a member of the law firm of Foreht Last Waltman & Katz, P.C. since March 1, 1997 which firm performs legal services for the Company and was a partner in the law firm of Opton Handler Feiler and Katz, LLP from January 1, 1995 through February 28, 1997 which firm serves as special counsel to the Company. From January 1, 1994 to December 31, 1994 he was counsel to said firm. Prior to January 1994 thereto and for a period of 23 years he was a partner in the New York law firm of Garrell Siegal & Katz. Mr. Katz is President of the New York Institute for Medical Research.

    JOSEPH DIOGUARDI, CPA. Mr. DioGuardi became a Director of the Company in March 1996. He became "Special Assistant" to the Chairman in November 1996, Acting CFO in June 1997 and CFO on July 1, 1997. Since leaving Congress in 1989, Mr. DioGuardi established Truth In Government, a non-partisan foundation, through which he continues his activities for federal fiscal reforms. From 1985 to 1989, Mr. DioGuardi was a member of the U.S. Congress for New York's Twentieth Congressional District. While in Congress, he was Member, Committee on Government Operations; Ranking Minority Member, Subcommittee on Employment and Housing; Member, Committee on Banking, Finance and Urban Affairs; Chairman, House Republican Research Committee Task Force on Federal Budgeting and Financial management. From 1962 to 1984 he was with Arthur Andersen & Co., the international accounting, auditing and consulting firm, where he was a tax partner from 1972. He received a Bachelor of Science Degree with honors from the College of Business Administration of Fordham University in 1962.

EMPLOYMENT ARRANGEMENTS

    Dr. Turan M. Itil entered into an employment agreement with the Company, effective September 20, 1995, providing for a base salary of $250,000 per year plus annual increases and bonuses. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter unless either party notifies the other in writing at least 30 days before the end of the initial term or any month thereafter, of its intention to cancel. Dr. Itil waived $146,347 of his base salary for the year ended December 31, 1995. Dr. Itil has waived negotiations for salary increases for 1996 and 1997.

    The Company is required to maintain a life insurance policy on the life of Dr. Itil, in the amount of $1,000,000 payable to his designated beneficiary and to provide Dr. Itil with a car and driver. Dr. Itil waived the life insurance requirement for the year ended December 31, 1995 and 1996. The life insurance policy was effective as of May 26, 1997; the Company is a 50% beneficiary of the policy.

    Dr. Pierre Le Bars entered into an employment agreement with the Company, effective December 7, 1994, providing for a base salary of $100,000 per year plus annual increases and bonuses. The agreement is for an initial term ending January 1, 2000 and is renewable on a year to year basis thereafter.

    IRH Corporation, a personal service company owned by I. Ronald Horowitz, entered into an employment agreement with the Company effective July 1, 1995 pursuant to which it will supply the services of Mr. Horowitz to act as a business consultant to the Company for a five year period at an annual retainer of $75,000 per year, which amount was reduced, by mutual agreement, to $30,000 effective June 1, 1996. Mr. Horowitz subsequently agreed to serve as Vice Chairman and President of the Company with no additional compensation. On September 19, 1995 Mr. Horowitz was granted a seven year Incentive Stock Option to purchase 250,000 shares of the Company's Common Stock at $.10 per share. In January, 1997 Mr. Horowitz resigned from the position of President of the Company and subsequently as Vice Chairman.

    Aileen A. Kunitz entered into an employment agreement with the Company effective January 1, 1997 providing for annual base salary of $85,000 plus annual increases and bonuses. The agreement is for initial term ending January 1, 2000 and is renewable on a year to year basis thereafter.

    Joseph DioGuardi, a Director of the Company, has, since November 16, 1996, acted as a Special Assistant to the Chairman of the Company working on various financial projects and business plans in connection with private placements, and the Registration Statement of which this Prospectus is a part, as well as the development of budgeting, accounting, reporting and management information. In addition, Mr. DioGuardi became Acting CFO and CFO in June and July 1997, respectively. Mr. DioGuardi works a minimum of 3 days per week, and receives compensation of $7,500 per month.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth the aggregate cash and cash equivalent forms of compensation paid by the Company during the last three fiscal years for services in all capacities to those persons who were as of December 31, 1997, the Chief Executive Officer and each of the most highly compensated officers, to the extent each earned more than $100,000 in salary and bonus.

SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                    ANNUAL COMPENSATION                        COMPENSATION AWARDS
                                              --------------------------------  --------------------------------------------------

                                                                                                     # SHARE
                   NAME &                                                         OTHER ANNUAL     UNDERLYING        ALL OTHER
             PRINCIPAL POSITION                 YEAR       SALARY      BONUS    COMPENSATION(1)      OPTIONS       COMPENSATION
--------------------------------------------  ---------  ----------  ---------  ----------------  -------------  -----------------

                                                   1997  $  250,000     --             --              --               --
Turan Itil-.................................       1996  $  250,000     --             --              --               --
  Chief Executive Officer                          1995  $  106,653(2)    --       $   11,000          --               --

Pierre LeBars -.............................       1997  $  121,000     --             --              --               --
  Chief Executive                                  1996  $  112,000  $  50,000         --              --               --
  Vice President                                   1995  $  100,000(3)    --           --              --               --

Jonathan Raven..............................       1997  $  150,150     --             --              --               --
  CEO and President of MCAI

------------------------

(1) Does not include an annual car allowance of $9,000 for Dr. Itil and $6,000 for Dr. LeBars.

(2) For the year ended December 31, 1995 Dr. Itil waived $ 146,347 of his $250,000 base salary and for the year ended December 31, 1996, Dr. Itil deferred $21,000 of his $250,000 base salary.

(3) For the year ended December 31, 1995 Dr. LeBars waived $ 5,857 of his $100,000 base salary.

(4) Mr. Raven resigned as an Officer and Director of MCAI, and the Company on March 16, 1998.

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

    The Plan provides for its administration by a committee chosen by the Board of Directors which committee shall have full discretionary authority to determine the number of shares to be granted and the individuals to whom, the times at which, and the exercise price for which options will be granted. In the case of statutory stock options the committee's authority to establish the terms and conditions of such options including, but not limited to their exercise price, shall be subject to restrictions imposed by Section 422 of the Internal Revenue Code. Options for 250,000 and 500,000 shares have been granted under the

Plan respectively to Mr. Horowitz in September, 1995 and Mr. Raven during December 1996. No other options were granted for the year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 1998 regarding shares of Common Stock of the Company beneficially owned by each director of the Company, each executive officer of the Company and by all officers and directors as a group, and by persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock.

                                                                     AMOUNT AND NATURE
                        NAME AND ADDRESS                               OF BENEFICIAL          PERCENTAGE OF CLASS
                  OF BENEFICIAL OWNER (1),(2)                           OWNERSHIP(2)                 (10)
----------------------------------------------------------------  ------------------------  -----------------------

Turan M. Itil,..................................................             897,200(3),(7)             8.30%
  Chairman, CEO, President and Director

I. Ronald Horowitz,.............................................             250,000(5),(7)             2.26%
  Director

Kurt Z. Itil,...................................................           1,138,800(3),(7)            10.53%
  Director

Eleonore Itil...................................................             522,000(3),(4  (7)         4.83%

Pierre LeBars,..................................................             210,000(7)                 1.94%
  Executive Vice President and Director

Aileen A. Kunitz,...............................................              90,800(6),(7)                *
  Vice President

Richard Katz,...................................................             147,000(3),(7)             1.36%
  Director

Joseph DioGuardi,...............................................               3,000                       *
  Chief Financial Officer and Director

Yasmin Itil LeBars..............................................             723,000(3),(7)             6.69%

Trinity American Corporation....................................             825,998(8)                 7.33%
  800 Kings Highway North
  Cherry Hill, New Jersey 08034

Lancer Partners, LP.............................................           4,507,500(9)                40.20%
  Lancer Offshore, Inc.
  Lancer Voyager Fund
  Michael Lauer, General Partner
  200 Park Avenue
  New York, NY

All directors and officers of the Company as a group (7                    2,726,800(10)               24.74%
  individuals)..................................................

------------------------

*   Less than 1%

(1) Unless otherwise noted, the addresses of all persons listed above are in care of the Company.

(2) Each of the persons named in the table disclaims beneficial ownership of the shares of the Company's Common Stock owned by such person's spouse or by his or her children.

(3) Each of these persons are party to a Voting Trust Agreement expiring in January 2012, pursuant to which the Trustee, Turan M. Itil has the exclusive right to vote such shares or give written consents in lieu of voting at all meetings of the Company's shareholders, and in all proceedings where the vote or written consent of shareholders may be required or authorized by law. Turan M. Itil is the Trustee and Kurt Z. Itil is the Successor Trustee.

(4) Mrs. LeBars is the wife of Pierre LeBars and the daughter of Turan Itil. Mrs. Itil is the wife of Turan Itil and the mother of Mrs. LeBars.

(5) Includes 250,000 options currently exercisable at $.10 per share, expiring June 30, 2002.

(6) Includes 2,400 shares owned by Mrs. Kunitz' son and 1,400 shares owned by her daughter.

(7) In connection with a recent private placement of the Company's securities each of these persons extended the duration of their "lock-up" agreements prohibiting the sale of their shares for a three month period ending February 22, 1998. If the Company raises an additional $1 million during that time, the lock-up agreements may be extended to May 22, 1998; if the Company raises an additional $4 million by that time, the lock-ups may be extended to August 22, 1998.

(8) Includes shares underlying 151,000 Class B Warrants currently exercisable at $1.00 per share and 301,000 Class C Warrants currently exercisable at $2.00 per share, both of which expire September 30, 1998; and 16,666 shares of Common Stock owned by each of three adult sons of Abraham Salaman, the President and sole shareholder of Trinity. See "Certain Relationships and Related Transactions."

(9) Includes shares underlying 400,000 currently exercisable warrants, each of which entitles the holder to purchase one additional share of Common Stock at $1.00 per share until December 31,1998, the expiration date of the Warrant. See "Certain Relationships and Related Transactions."

(10) The percentage calculation for each of the named persons or entities is based upon common shares outstanding as of March 31, 1998 plus the number of shares underlying currently exercisable options, warrants or conversion privileges held by the identified person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

    The Company, from December, 1989 until November 25, 1994 utilized an office provided on a rent free basis by Monroe Arndt, its former president, at 45 North Main Street, Marlboro, New Jersey.

    On October 25, 1994, the Company issued to Trinity 120,000 post-split shares of the Company's Common Stock in consideration of Trinity's identifying HZI as a potential acquisition candidate for the Company. Previously, on March 24, 1994, HZI received a bridge loan of $75,000 from Trinity. It was subsequently agreed that HZI shall have no responsibility for the repayment of such bridge loan. On November 23, 1994, Trinity contributed $400,000 to the Company's capital account with no further issuance of stock. In December 1994, the Company and Trinity reached an agreement whereby in consideration for the $400,000 paid on November 23, 1994 two classes of preferred stock aggregating 400,000 shares were issued to Trinity. Note 9c) of "Notes to the Consolidated Financial Statements." Abraham Salaman is the President and sole shareholder of Trinity.

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

    On July 19, September 14, October 12, 1995 and February 26, 1996, the Company and the Chairman of the Board entered into agreements with Trinity to borrow $100,000, $40,000, $60,000 and $75,000, respectively. As additional consideration for the $100,000 loan, the Company agreed to issue an aggregate of 49,998 shares of restricted Common Stock to the President of Trinity's three sons. Further, the agreements gave Trinity the option to convert said loans into 550,000 shares of Common Stock.

    On September 13, 1996, the Company borrowed $50,000 from Trinity, payable from any future private placement proceeds. The loan bore interest at 9.5% per annum. Further, the loan agreement gives Trinity the option to convert each $4.00 of debt into one (1) unit. Each unit will consist of one (1) share of Common Stock of the Company and two (2) Warrants. Each Warrant is exercisable into one (1) share of Common Stock of the Company at $8.00 per share until August 31, 1997, thereafter $10.00 per share. The Warrants expire on August 31, 1998.

    In November 1997, Trinity released the Company from its obligations with respect to these loans including (i) $45,421 in accrued interest, (ii) 250,000 Class B, Series II Preferred Shares, and (iii) $27,500 in accrued dividends on Preferred Stock. As consideration for being released from these obligations, the Company, as instructed by Trinity, issued 640,000 shares of Common Stock to Lancer Partners.

    On November 16, 1995, the Company entered into a letter agreement with SRS Partners, a partnership affiliated with Trinity to borrow $25,000. The loan had an interest rate of 9%, and was due within nine months.

    In November 1997, SRS Partners released the Company from obligations in the amount of $28,696.25, including accrued interest. As consideration for being released from this obligation, the Company, as instructed by SRS Partners, issued 10,000 shares of Common Stock to Lancer Partners.

    In October and November 1995, Dr. Itil loaned the Company an aggregate of $65,000 with interest payable at 10%. $25,000 was repaid in January 1996, $20,000 was repaid in February 1996, and interest was waived. The $20,000 balance of the loan is convertible into 40,000 shares of the Company's Common Stock. In November, 1997, Dr. Itil converted the loan into 40,000 Shares of the Company's Common Stock.

    In December 1995 the Company sold an aggregate of 1,000,000 shares of Common Stock to four investors for $250,000 (the "December 1995 Private Placement"). As a condition of this private placement

Dr. Itil and his wife each contributed 200,000 shares of the Company's Common Stock owned by them to the treasury of the Company for cancellation.

    On February 5, 1996, the Company borrowed from Trinity an additional $50,000 from Trinity which was due on demand. This loan has an interest rate of 10% and was repaid during April, 1996. In March 1996, the Company sold 333,333 shares of Common Stock to Anker Bank, Zurich, Switzerland, for $133,333 and in April the Company sold 333,333 shares of Common Stock to Avi Herson, for $133,333 and 333,334 shares of Common Stock to Georges Hauchecorne for $133,334. All of these sales were made to foreign investors. Subsequently, these shareholders each sold 300,000 of their shares respectively to Four Acres Limited, Jersey, Channel Islands; Meadowbrook Investments, Ltd., Nevis, West Indies; and JLB Equities, Inc. Elmsford, New York ("JLB Equities"). Subsequently, JLB Equities, which had purchased 250,000 shares of the Company's Common Stock in a December 1995 Private Placement and purchased 300,000 additional shares from the above referenced foreign investors sold an aggregate of 500,000 of its 550,000 shares which it owned to Lancer Partners, L.P. and Lancer Offshore, Inc. The Company agreed to include the aggregate of 100,000 shares retained by Anker Bank, Risco Investment Trust and Mr. Hauchecorne, in a pending Registration Statement, as well as the 500,000 shares sold to Lancer Partners L.P. and Lancer Offshore, Inc., by JLB Equities. These shares may be sold at such time as the Registration Statement becomes effective.

    In May 1996, the Company borrowed $200,000 from Elvena, Inc. Mr. Lynn Dixon, a shareholder of the Company, is the beneficial owner of Elvena. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C Warrants, whichever comes first. As additional consideration the Company issued 66,666 shares of restricted common stock to Elvena, Inc. In July 1996, Elvena loaned the Company an additional $100,000 in a non-interest-bearing loan. Both of the foregoing loans from Elvena, originally for periods of twelve months, have been extended to the earlier of the date the Class B and C Warrants are exercised in their entirety, or December 15, 1998.

    In July 1996, JLB Equities, a shareholder, loaned the Company $100,000. This loan bore interest at 9% per year, was payable monthly, and was repaid in full in April 1997.

    On August 14, 1996, Dr. Itil and his wife Eleonore Itil, each contributed 12,500 shares of the Company's Common Stock owned by them to the National Ethnic Albanian-American Foundation, Inc. ("Foundation"), a nonprofit corporation organized exclusively to receive and administer funds for religious, charitable, scientific, literacy and educational purposes. Joseph J. DioGuardi, a director of the Company is a director and President of the foundation.

    As of December 31, 1996 Dr. Itil was the personal guarantor of bank loans to the Company in the amount of approximately $18,500. The Company has agreed to indemnify Dr. Itil should he be called upon for payment pursuant to such guarantee. As of June 30, 1997 said loan has been paid in full.

    In December 1996 the Company sold an aggregate of 550,000 Units for an aggregate of $2,001,068 ($3.64 per Unit) to three investors in a private placement as follows: Lancer Partners, L.P. 269,755 shares; Lancer Offshore, Inc. 275,749 shares; and Michael Lauer, general partner of Lancer Partners, L.P. 4,496 shares. Each Unit consists of one share of Common Stock and two Warrants, each of which entitles the holder to purchase one additional share of Common Stock. The 1,100,000 Warrants included in the Units are exercisable at $4.00 per share until December 31, 1997 and at $6.00 per share thereafter and until December 31, 1998, the expiration date of the Warrants. The purchasers of the Units have not been granted registration rights with respect to the Units.

    In two separate private transactions, Lancer Partners L.P. and Lancer Offshore, Inc. (collectively, "Lancer"), two of the three investors who purchased 550,000 Units in December, 1996, purchased an aggregate of 500,000 shares of the Company's Common Stock from J.L.B. Equities, a shareholder of the Company, and purchased 200,000 Class B Warrants and 200,000 Class C Warrants from Trinity. In March,

1997, these two investors exercised the 200,000 Class B and 200,000 Class C Warrants which they had acquired from Trinity, for a total aggregate exercise price of $600,000.00. In October, 1997, 150,000 Class B Warrants and 150,000 Class C Warrants were exercised by Lancer and in November 1997 150,000 Class B Warrants were exercised by Trinity. The Company agreed to register the 500,000 shares purchased from JLB Equities and they are included in the Registration Statement; as are the 850,000 shares of Common Stock issued upon the exercise of the Class B and Class C Warrants.

    In December 1996, Lancer acquired an aggregate of 200,000 Class B and 200,000 Class C Warrants from Trinity. In March, 1997, Lancer was issued 400,000 shares of the Company's Common Stock for which they paid an aggregate of $600,000.

    In October 1997, the Company received $600,000 of capital in connection with the exercise of Class B and C Warrants. Accordingly, in connection with such exercise, the Company issued 450,000 shares of common stock.

    In November 1997, Howard Katz sold 67,500 shares of Common Stock to Lancer Partners.

    In November 1997, Kurt Itil and Yasmin LeBars each sold 75,000 shares of Common Stock to Lancer Partners.

    In December 1997, the Company reduced the exercise price of the 1,100,000 Warrants purchased by Lancer to $1.00 per share, with the expiration date to remain at December 31, 1998. On December 29, 1997, Lancer exercised these Warrants and also purchased 400,000 newly issued shares of Common Stock providing aggregate proceeds to the Company of $1,500,000.

SERVICES PROVIDED BY AFFILIATES

    HZI subcontracts material amounts of its patient testing performed in connection with servicing contracts to NYI, a not for profit medical research entity. One of the Company's Directors, Mr. Richard Katz, is also the Chairman, Chief Executive Officer and President of NYI. The Company's Chairman, Dr. Turan
M. Itil, is an Honorary Chairman of NYI. Expenses incurred with such contractor for the years ending December 31, 1996 and 1995, respectively, were $-0- and $40,715, respectively. Net payables to this contractor amounted to $-0- and $37,583 at December 31, 1996 and 1995, respectively.

    During 1994, HZI and Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") entered into an arrangement whereby Manhattan Westchester would provide medical consulting services to HZI's Tele-Map-Registered Trademark- business. This arrangement was suspended during 1995 and reactivated during 1996. Services provided by Manhattan Westchester to HZI for the years ended December 31, 1996 and 1995 amounted to approximately $14,000 and $15,400 respectively. No services were provided during the year ended December 31, 1997. Manhattan Westchester is a professional corporation of which Dr. Turan M. Itil, Chairman of the Company owns the majority of shares outstanding.

REVENUES FROM AFFILIATES

    The Company charges NYI, as well as Manhattan Westchester for the use of certain employees and office and laboratory (administration services) of the Company. Net revenues from these affiliates for the years ended December 31, 1997, 1996 and 1995 amounted to $50,289, $65,782, and $186,123, respectively.

    Stockholders Notes and Loans:

                                                                             DECEMBER 31, 1996  DECEMBER 31, 1997
                                                                             -----------------  -----------------
Notes Payable bearing an interest of 5% to 9% *............................     $   550,000        $   100,000
Non interest bearing loans and payables(i).................................         108,687             86,332
Non interest bearing loan payable..........................................         200,000            200,000
                                                                                   --------           --------
                                                                                $   858,687        $   386,332
                                                                                   --------           --------
                                                                                   --------           --------

------------------------

* Stockholder notes and loans payable relates to advances made to HZI by its Chairman of the Board which are due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    27 (a) Exhibits

 (2)          (a)                Agreement and Plan of Reorganization between Company and HZI

 (3)          (a)                Certificate of Incorporation as amended*
              (b)                Certificate of Amendment to Certificate of Incorporation**
              (c)                By-Laws*

 (4)          (a)                Form of Common Stock Certificate
              (b)                Form of Class B Common Stock Purchase Warrant
              (c)                Form of Class B Common Stock Purchase Warrant

(10)          (a)                Stock Option Plan ***
              (c)                Employment Agreement between the Company and Dr. Turan M. Itil
              (c)     (i)        Employment Agreement between the Company and IRH Corporation
              (c)     (ii)       Employment Agreement between the Company and Dr. Pierre LeBars
              (c)     (iv)       Employment Agreement between the Company and Aileen Kunitz
              (d)     (i)        Lease Agreement for premises situated at 150 White Plains Road, Tarrytown, New
                                 York
              (e)                Voting Trust Agreement
              (f)                Licensing Agreement between the Company and Mediator S.r.I.
              (g)                Joint Venture Agreement between the Company and Tena, Ltd.
              (h)     (i)        Research Contract between the Company and Schwabe Company, dated October 23,
                                 1996****
              (h)     (ii)       Research Contract between the Company and Hoechst-Roussel Pharmaceuticals, Inc.
                                 dated April 12, 1995****
              (h)     (iii)      Research Contract between the Company and Hoechst-Roussel Pharmaceuticals, Inc.
                                 dated April 28, 1995****
              (h)     (iv)       Research Contract between the Company and Boehringer Ingelheim Pharmaceuticals,
                                 Inc. dated October 6, 1997****
              (h)     (v)        Research Contract between New York Institute and Unimed Pharmaceutical
                                 Incorporated, dated December 6, 1996****
              (i)                Clinical Trial Agreement between New York Institute and Ciba-Geigy Corporation, dated April 20, 1996****
              (j)                Consulting Contract between the Company and Boehringer Ingelheim
                                 Pharmaceuticals, Inc. dated October 6, 1997****
              (k)                Financing Documents between the Company, Trinity American Corporation and
                                 Elvena, Inc.

------------------------

* incorporated by reference to Registration Statement on Form S-18 No. 33-2205-D declared effective on July 28, 1987

** incorporated by reference to the Company's Annual Report on Form 10-K for the period ending September 30, 1994 incorporated by reference to Registration Statement on Form SB-2 No. 333-1462 filed in February, 1996

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by
the undersigned, thereunto duly authorized on the 11th day of May   , 1998.

(REGISTRANT)                                                  NEUROCORP, LTD.

BY(SIGNATURE AND TITLE)                                      /s/ TURAN M. ITIL
                                                -------------------------------------------
                                                               Turan M. Itil,
                                                     CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                                           PRESIDENT AND DIRECTOR
                                                             Date: May 11, 1998

    In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

/s/ TURAN M. ITIL                             /s/ I. RONALD HOROWITZ
-------------------------------------------   -------------------------------------------
Turan M. Itil                                 I. Ronald Horowitz
Chairman, Chief Executive Officer, President  Director
and Director (principal executive officer)    Date: May 11, 1998
Date: May 11, 1998

/s/ RICHARD KATZ                              /s/ DONALD L. GIANNATTASIO
-------------------------------------------   -------------------------------------------
Richard Katz, Director                        Donald L. Giannattasio, Controller
Date: May 11, 1998                            (Principal Accounting Officer)
                                              Date: May 11, 1998

/s/ JOSEPH DIOGUARDI
-------------------------------------------
Joseph DioGuardi, Chief Financial Officer
and Director (Principal Financial Officer)
Date: May 11, 1998