Form 10QSB
period 1998-03-31
NEUROCORP LTD
filed 1998-05-21
CIK 814043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 1998
                              ----------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________TO___________________


COMMISSION FILE NUMBER:            33-2205-D
                       ---------------------------------------------------

                                NEUROCORP., LTD.
--------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEVADA                                        87-0446395
-------------------------------                   ------------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

150 WHITE PLAINS ROAD, TARRYTOWN, NEW YORK                10591
--------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (914) 631-3315
--------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

                                                           YES [  ]  NO [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF THE LATEST PRACTICABLE DATE: 10,813,806 SHARES AS OF MARCH 31, 1998

                                           NEUROCORP, LTD. AND SUBSIDIARIES
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART 1 -      FINANCIAL INFORMATION:

    ITEM I - FINANCIAL STATEMENTS                                                             PAGE
                                                                                             NUMBER
              Consolidated balance sheets at March 31, 1998 (unaudited)
               and December 31, 1997                                                            1

              Consolidated statements of operations (unaudited)
               for the three months ended March 31, 1998 and 1997                               2

              Consolidated statement of stockholders' equity (unaudited)
               for the three months ended March 31, 1998                                        3

              Consolidated statements of cash flows (unaudited)
               for the three months ended March 31, 1998 and 1997                               4

              Notes to consolidated financial statements                                     5 - 12

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                          13  - 19

PART II -     OTHER INFORMATION                                                                20


                                                  NEUROCORP, LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                               ASSETS

                                                                                              (Unaudited)
                                                                                             MARCH 31, 1998       DECEMBER 31, 1997

Current assets:
    Cash                                                                                  $          544,966    $        1,597,825
    Accounts receivable, net of allowance for doubtful accounts of
     $5,547 at March 31, 1998 and $40,777 at December 31, 1997                                       768,354               650,505
    Inventory                                                                                        132,241               132,727
    Prepaid expenses and taxes                                                                       193,284               152,979
    Other current assets                                                                              74,302                61,629
                                                                                          ------------------    ------------------
         Total current assets                                                                      1,713,147             2,595,665
                                                                                          ------------------    ------------------
Equipment and fixtures, net                                                                          277,255               236,002
                                                                                          ------------------    ------------------
Other assets:
    Database development costs, net                                                                1,201,408             1,228,189
    Computer system product development costs, net                                                   340,731               371,888
    Other                                                                                            151,438               178,266
                                                                                          ------------------    ------------------
         Total other assets                                                                        1,693,577             1,778,343
                                                                                          ------------------    ------------------

Total assets                                                                              $        3,683,979    $        4,610,010
                                                                                          ==================    ==================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $           61,502    $          271,129
    Accrued expenses                                                                                 280,382               215,252
    Stockholder notes and loans payable                                                              386,159               386,332
                                                                                          ------------------    ------------------
         Total current liabilities                                                                   728,043               872,713
                                                                                          ------------------    ------------------

Long-term liabilities:
    Deferred income taxes                                                                            240,000               240,000
                                                                                          ------------------    ------------------

Commitments and contingencies (Note 4)                                                                    -                     -

Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares, issued as follows: Cumulative
      Preferred stock, class B, series 1, no par value, issued and
       outstanding 150,000 shares, full liquidation value  $150,000                                  150,000               150,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
     10,813,806 issued and outstanding                                                                21,514                21,514
    Additional paid-in capital                                                                     6,751,897             6,751,897
    Accumulated deficit                                                                           (4,207,475)           (3,426,114)
                                                                                          ------------------    ------------------
         Total stockholders' equity                                                                2,715,936             3,497,297
                                                                                          ------------------    ------------------

Total liabilities and stockholders' equity                                                $        3,683,979    $        4,610,010
                                                                                          ==================    ==================


    See accompanying notes to consolidated financial statements (unaudited).


                                                  NEUROCORP, LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                             (UNAUDITED)

                                                                                                 1998                   1997
                                                                                          ------------------     -----------------
Net sales                                                                                 $          165,414     $         275,487

Cost of sales, including amortization expense
    of $67,373  and $67,201, respectively                                                            125,339               169,843
                                                                                          ------------------     -----------------
Gross profit                                                                                          40,075               105,644
                                                                                          ------------------     -----------------

Expenses:
  General and administrative expenses                                                                812,965               321,347
  Research and development                                                                                -                 17,475
                                                                                          ------------------     -----------------
       Total expenses                                                                                812,965               338,822
                                                                                          ------------------     -----------------

Loss from operations before other income (expense)
 and income tax expense                                                                             (772,890)             (233,178)

Other income (expense):
  Interest income                                                                                      5,980                11,416
  Interest expense                                                                                   (10,701)              (47,316)
                                                                                          ------------------     -----------------
      Total other income (expense)                                                                    (4,721)              (35,900)
                                                                                          ------------------     -----------------
Loss before provision for income tax                                                                (777,611)             (269,078)

Provision for income tax                                                                                 -                     -
                                                                                          ------------------     ------------------
Net loss                                                                                  $         (777,611)    $        (269,078)
                                                                                          ==================     ==================
Net loss applicable to common shares                                                      $         (781,361)    $        (272,878)
                                                                                          ==================     =================
Loss per share:
  Basic:
    Net loss                                                                              $             (.07)    $            (.03)
                                                                                          ==================     =================

    Net loss applicable to common shares                                                  $             (.07)    $            (.03)
                                                                                          ==================     =================

Weighted average number of shares outstanding                                                     10,813,806             7,819,959
                                                                                          ==================     =================








    See accompanying notes to consolidated financial statements (unaudited).


                                                  NEUROCORP, LTD. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                             (UNAUDITED)

                              PREFERRED STOCK                                         ADDITIONAL                          TOTAL
                             CLASS B, SERIES 1              COMMON STOCK               PAID-IN      (ACCUMULATED      STOCKHOLDERS'
                          SHARES          AMOUNT        SHARES         AMOUNT          CAPITAL         DEFICIT)          EQUITY
                       ------------   -------------  ------------   ------------    ------------   --------------     -------------
Balances at
  December 31, 1997         150,000   $     150,000    10,813,806   $     21,514    $  6,751,897   $   (3,426,114)   $  3,497,297

Preferred stock
  dividend                      -               -             -              -               -             (3,750)         (3,750)

Net loss for the
 three months
 ended March 31, 1998           -               -             -              -               -           (777,611)       (777,611)
                       ------------   -------------  ------------   ------------    ------------   --------------    ------------

Balances at
 March 31, 1998             150,000   $     150,000    10,813,806   $     21,514    $  6,751,897   $   (4,207,475)   $  2,715,936
                       ============   =============  ============   ============    ============   ==============    ============














    See accompanying notes to consolidated financial statements (unaudited).

                                                  NEUROCORP, LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                             (UNAUDITED)
                                                                                                 1998                   1997
                                                                                          ------------------     ------------------
Cash flows for operating activities:
    Net loss from operations                                                              $         (777,611)    $        (269,078)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization                                                                     90,622                78,359
    Amortization of deferred financing costs                                                           6,832                33,334
    Bad debt recovery                                                                                (35,230)                  -
  Decrease (increase) in:
    Accounts receivable                                                                              (82,619)              (74,368)
    Due from affiliates                                                                              (12,673)               (2,889)
    Inventory                                                                                            486                 6,762
    Prepaid expenses and taxes                                                                       (20,949)               (6,035)
    Other current assets                                                                                                    13,386
  Increase (decrease) in:
    Accounts payable                                                                                (192,431)              (34,625)
    Accrued expenses                                                                                  61,207               (21,537)
    Income taxes payable                                                                               1,725                 3,300
    Billings in excess of costs and estimated earnings on uncompleted contracts                      (18,920)              (65,950)
                                                                                          ------------------     -----------------
Net cash flows used for operating activities                                                        (979,561)             (339,341)
                                                                                          ------------------     -----------------

Cash flows for investing activities:
    Purchase of equipment and fixtures                                                               (63,864)              (32,973)
    Database development costs capitalized                                                            (9,434)              (55,267)
    Other assets                                                                                          -                (45,087)
    Proceeds from sale of automobile                                                                      -                  1,660
                                                                                          ------------------     -----------------
Net cash flows used for investing activities                                                         (73,298)             (131,667)
                                                                                          ------------------     -----------------

Cash flows from financing activities:
    Principal payments on long-term debt                                                                  -                (18,054)
    Registration costs incurred                                                                           -                (85,876)
    Proceeds from exercise of warrants and sale of common stock                                           -                600,000
                                                                                          ------------------     -----------------
Net cash flows provided by financing activities                                                           -                496,070
                                                                                          ------------------     -----------------

Net (decrease) increase in cash                                                                   (1,052,859)               25,062

Cash at beginning of period                                                                        1,597,825             1,851,114
                                                                                          ------------------     -----------------

Cash at end of period                                                                     $          544,966     $       1,876,176
                                                                                          ==================     =================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
     Interest                                                                             $           10,701     $           9,684
                                                                                          ==================     =================
     Income taxes                                                                         $            3,350     $           1,300
                                                                                          ==================     =================

Schedule of non-cash investing and financing activities:

Accrued dividends on Series 1 preferred stock                                             $            3,750     $           3,750
                                                                                          ==================     =================
Bank note liquidated in exchange for automobile                                           $               -      $          22,703
                                                                                          ==================     =================

    See accompanying notes to consolidated financial statements (unaudited).

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

NOTE 1   -   GENERAL

             NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI").

             The Company is primarily involved in two business. Through its wholly-owned subsidiary, HZI, the Company sub-contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and performs neurological testing services for hospital and physicians. Through its wholly-owned subsidiary Memory Centers of America, Inc. ("MCAI") a Delaware corporation, the Company manages a group of facilities which diagnose and treat memory disorders. MCAI provides non-medical management of facilities as well as education and consultation services to individuals who suffer from memory impairment. Revenues from this wholly-owned subsidiary were immaterial for the three months ended March 31, 1998 and 1997.

             HZI assigns certain clinical research contracts to the New York Institute for Medical Research, Inc. ("NYI"), a not-for-profit private foundation that is controlled by board members that also control the Company. TeleMap, Inc., is a wholly-owned subsidiary of HZI and has no material business operations.

             The Company conducts its operations in Tarrytown, New York. The Company's revenues consist of a concentration of significant long-term contracts, thus leading to a limited number of customers comprising a significant percentage of revenues.

             The unaudited interim financial statements for the three months ended March 31, 1998 and 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1997, included in Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2   -   GOING CONCERN

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

NOTE 2   -   GOING CONCERN (Cont'd)

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

NOTE 3   -   STOCKHOLDERS' EQUITY

         a)  ISSUANCE OF WARRANTS

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

             During January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively and during the last quarter of 1997, the expiration dates were extended to March 31, 1998. Lastly, on March 31, 1998, an additional extension to September 30, 1998 for the exercise of such warrants was approved by the Board of Directors.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

NOTE 3   -   STOCKHOLDERS' EQUITY (Cont'd)

        a)   ISSUANCE OF WARRANTS (Cont'd)

             On March 12, 1997, two (2) shareholders exercised in the aggregate 200,000 Class B Warrants and 200,000 Class C Warrants, which resulted in the Company receiving proceeds of $600,000 and issuing 400,000 shares of common stock.

         b)  SENIOR MANAGEMENT INCENTIVE PLAN

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

        c)   ISSUANCE OF COMMON STOCK AS CONSIDERATION FOR LOANS

             On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As additional consideration the Company issued 66,665 shares of restrictive common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair market value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders' equity by $133,333, respectively for this transaction. The deferred financing cost were amortized over one year, which is the maximum term of the loan. During June 1997 the original maturity date of May 24, 1997 was extended to December 15, 1998. Accordingly, as of March 31, 1998, and December 31, 1997 such loans have been classified as short term.

        d)   PREFERRED STOCK

             During December 1994, the Company issued two classes of preferred stock for total consideration of $400,000. The first class of 150,000 shares of cumulative non-convertible preferred stock class B, series 1, no par value has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. At March 31, 1998 and December 31, 1997, the Company had accrued dividends of $5,000 and $1,250, respectively, related to this preferred stock after a payment of $28,750 in the form of common stock during December 1997.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

NOTE 3   -   STOCKHOLDERS' EQUITY (Cont'd)

        d)   PREFERRED STOCK (Cont'd)

             The second class of 250,000 shares of convertible, no par value, preferred stock, Class B, Series 2, were converted into common stock during November 1997.

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

NOTE 4   -   COMMITMENTS AND CONTINGENCIES

        a)   OPERATING LEASES

             The Company and its subsidiaries have entered into lease agreements for administrative offices and certain equipment under noncancellable operating leases expiring in various dates through December 2002. The administrative office leases contain a provision for additional rent which is equal to the Company's pro rated share of future real estate taxes.

             A schedule of future minimum rental payments at December 31, 1997 is as follows:

                  YEAR ENDED DECEMBER 31,
                  -----------------------
                           1998                             $      171,515
                           1999                                    122,002
                           2000                                    115,572
                           2001                                    115,000
                           2002                                    115,000
                                                            --------------
                                                            $      639,089
                                                            ==============

             Rent expense under all operating leases for the three months ended March 31, 1998 and 1997 was $41,007 and $28,821, respectively.

        b)   CONCENTRATION OF CREDIT RISK

             For the three months ended March 31, 1998 and 1997, approximately 69% and 67%, respectively, of net sales were derived from two unrelated customers who are in the pharmaceutical and psychiatric industries. As of March 31, 1998 and December 31, 1997, approximately 76% and 90% respectively, of accounts receivable are due from four unrelated customers.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

NOTE 4   -    COMMITMENTS AND CONTINGENCIES (Cont'd)

         c)   EMPLOYMENT AGREEMENTS

              i) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for transportation arrangements funded by the Company. Through December 31, 1996, the Company's Chairman waived his right to receive the term life insurance as provided for in the employment agreement. For the three months ended March 31, 1998 and 1997 premiums paid on such policy amounted to $0 and $4,831, respectively.

                   On May 7, 1998, pursuant to a board meeting, the Chairman of the Board resigned as President and CEO effective May 15, 1998. Accordingly, a director of the Company was elected as the interim Chief Executive Officer and President.

             ii) On December 7, 1994, the Company entered into an employment agreement with an Executive Vice President providing for a base salary of $100,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides that on January 1 of each year the Executive Vice President shall be entitled to a 10% salary increase and an annual bonus equal to at least fifty percent (50%) of his base salary subject to the Board of Directors approval. As of March 31, 1998 and December 31, 1997, the Board of Directors did not approve any bonus to such individual. If the employee is terminated within the contract period due to a change in control of the Company as defined in the Securities Exchange Act of 1934, under Sections 13(d) and 14(d), said Executive Vice President shall be entitled to a lump sum payment equal to five (5) times his gross annual compensation, in effect at date of termination. Additionally, for the three year period after the date of termination, the Company is obligated to provide the employee with life and health insurance benefits substantially similar to those which the Executive Vice President was receiving prior to the date of termination.

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

             iv) On December 18, 1996, the Company and MCAI entered into an employment agreement with the CEO and President of MCAI who was also an Executive Vice President of the Company providing for a base salary of $150,000 in year one, $225,000 in year two and increasing by the Consumer Price Index ("CPI") change each year thereafter. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides for 500,000 qualified stock options for purchase of common stock exercisable at the lower of $7.00 per share or fair market value. The options are exercisable upon vesting and expire January 6, 2007. On January 6, 1997, 200,000 of such options vested and 150,000 options each vest on January 6, 1998 and 1999. During March 1998, such individual resigned from

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

NOTE 4  -    COMMITMENTS AND CONTINGENCIES (Cont'd)

         c)  EMPLOYMENT AGREEMENTS (Cont'd)

                   the Company and accordingly, lost the right to the options which would have vested January 6, 1999.

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

         d)  CONSULTING AGREEMENT

             On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum. During March 1998, such individual became the acting Chief Executive Officer of MCAI and his compensation was increased to $10,000 per month pursuant to a letter agreement with the chairman of the Company.

        e)   LETTER OF INTENT

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

NOTE 5   -   RELATED PARTY TRANSACTIONS

        a)   REVENUES FROM AFFILIATES

             Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") reimburses the Company for the use of certain employees as well as office and laboratory space (administration services) of the Company. The Company and Manhattan Westchester also operate under an oral agreement whereby the Company is paid $1,000 per month for each of the Memory Centers operated by Manhattan Westchester. Manhattan Westchester is 95% owned by the Company's Chairman. Net revenues from Manhattan Westchester for the three months ended March 31, 1998 and 1997 amounted to $12,675 and $21,252, respectively. Effective March 1, 1998, such oral agreement was terminated with Manhattan Westchester. The Company is undergoing negotiations with an unrelated physician to provide medical services relating to the Memory Centers.

        b)   STOCKHOLDER NOTES AND LOANS PAYABLE

             Stockholder notes and loans payable consisted of the following at:


                                                                               MARCH
                                                                             31, 1998         DECEMBER
                                                                            (UNAUDITED)       31, 1997
                                                                            -----------       --------

                Non-interest bearing loans and payables,
                 (See (i) below)                                         $       86,159     $       86,332

                Notes payable bearing an interest of
                 5% to 9% (See below)                                           300,000            300,000
                                                                         --------------     --------------

                                                                         $      386,159     $      386,332
                                                                         ==============     ==============

             i) Stockholder loans payable relates to advances made to HZI and NYI by its former Chairman of the Board which are due on demand.

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

             iii) On July 16, 1996, the Company entered into two loan agreements amounting to $200,000 with two unrelated shareholders. Each note was for $100,000, bears interest at 9% per annum and was due at the earlier of one (1) year or payable from any of the proceeds of a sale of the Company's securities including the exercise of Class B and C Warrants. On April 30, 1997, the Company liquidated one note amounting to $100,000 and extended the second note's maturity date to December 15, 1998.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


             At March 31, 1998 and December 31, 1997, accrued interest related to such notes and loans amounted to $19,409 and $17,309, respectively, and is included in accrued expenses.

NOTE 5   -   RELATED PARTY TRANSACTIONS (Cont'd)

         c)  CONSULTING AGREEMENT

             On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum. During March 1998, such individual became the acting Chief Executive Officer of MCAI and his compensation was increased to $10,000 per month pursuant to a letter agreement with the chairman of the Company.

         d)  DUE FROM AFFILIATES

             Manhattan Westchester reimburses the Company for the use of certain employees as well as office and laboratory space (administration services) of the Company. The Company and Manhattan Westchester also operate under an oral agreement whereby the Company is paid $1,000 per month for each of the Memory Centers controlled Manhattan Westchester. Manhattan Westchester is 95% owned by the Company's Chairman. At March 31, 1998 and December 31, 1997, amounts due from Manhattan Westchester, principally for management and administrative services, amounted to $66,866 and $57,193, respectively, which have been included in other current assets. Effective March 1, 1998, such oral agreement was terminated with Manhattan Westchester. The Company is undergoing negotiations with an unrelated physician to provide medical services relating to the Memory Centers.

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

             The Company is primarily involved in two businesses: (i) it sub-contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies, and (ii) it manages a group of facilities that diagnose and treat memory disorders. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and the Company performs neurological testing services for hospitals and physicians. The Company conducts these activities through two wholly owned subsidiaries, HZI and Memory Centers(TM) of America, Inc. ("MCAI"), a Delaware Corporation. In November 1994, the Company acquired all of the issued and outstanding shares of HZI. HZI conducts contract research, designs diagnostic software and equipment and performs neurological testing services. In March 1996, the Company established MCAI to provide non-medical management, educational, consultation and marketing services to licensed physicians and entities controlled by them. These physicians offer professional diagnostic, preventive and treatment services, through pilot facilities, Memory Centers(TM), to persons who suffer from memory disturbances. MCAI, through affiliated corporations, also supplies the medical equipment used in Memory Centers(TM). There are currently four Memory Centers(TM), two located in New York City (Manhattan and Brooklyn), one in Tarrytown, New York, and one in Bakersfield, California. These Memory Centers(TM) are operated under management agreements with Manhattan Westchester Medical Services (Manhattan, Brooklyn and Tarrytown), and the Truxton Psychiatric Group PC (Bakersfield). During January 1998, the Company commenced the construction of a signature Memory Center in Manhattan, New York. The Company expects such Memory Center to be completed by the early summer. Lastly, the Company is expecting to open a sixth Memory Center by June 1998 in Boca Raton, Florida. Such Memory Center will be operated through an existing clinic until the Company constructs its own location. Under the terms of these management agreements, MCAI supplies equipment, management, marketing, data handling and personnel services for physicians, and the physicians provide all medical services and employ all clinical staff. Effective March 1, 1998, the oral agreement with Manhattan Westchester was terminated. The Company is undergoing negotiations with an unrelated physician to provide medical services to the Memory Centers. MCAI is compensated through fixed management fees for its managerial services, and it is compensated for its billing services and variable expenses, such as supplies, as they occur. These agreements are for a fixed period of time, generally not less than one year. MCAI began full operation of the pilot program at the end of the second quarter of 1996. Each facility is estimated to cost between $70,000 to $250,000 for equipment, leasehold improvements and working capital which includes administration costs. Revenues from this wholly-owned subsidiary were $16,000 and $9,000 for the three months ended March 31, 1998 and 1997, respectively.

ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (Cont'd)

             During the second quarter of 1997, the Company created a new division within NeuroCorp Ltd., called Tel-Neuro Psychiatry ("TNP"). The TNP division is responsible for marketing Tele-Neuro Psychiatric systems which are based on the Company's proprietary software and hardware equipment. The TNP system provides data communication with off-site experts. Furthermore, the Company believes the new TNP system is useful for enhancing quality controls in research programs. The Company is currently utilizing TNP systems in the four (4) MCAI centers. In September 1997, Drs. Itil and Le Bars and Mr. Eralp received a patent for certain data collection, analysis and transmission procedures that the TNP system relies upon. This patent has been assigned to the Company.

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

             THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

             The Company reported a net loss of $777,611 for the three months ended March 31, 1998 as compared to a net loss of $269,078 for the three months ended March 31, 1997.

             Revenues for the three months ended March 31, 1998 and 1997 amounted to $165,414 and $275,487, respectively. Revenues decreased by $110,073 or 40% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Gross profit for the three months ended March 31, 1998 and 1997 amounted to $40,075 and $105,644, respectively or a net decrease of $65,569. Gross profit percentages for the three months ended March 31, 1998 and 1997, were 24% and 38%, respectively, or a net decrease of 14%. The Company includes in the cost of sales amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the three months ended March 31, 1998 and 1997 amortization charges amounted to $67,373 and $67,201, respectively. The decrease in gross profit is a result of no sales of BFM equipment during the three months ended March 31, 1998 while amortization charges related to BFM continue to be made.

             Furthermore, the decrease in sales and gross profit during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is attributable to the following:

ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (Cont'd)

             THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997 (Cont'd)

         1. The Company has not entered into any major multi-million dollar new long-term contracts since December 31, 1993 and major contracts recorded prior to this period were substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1997 and 1996, the Company received $405,700 and $759,000, respectively, of new contracts. Revenues from contracts for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 amounted to $131,215 and $211,872, respectively, or a net decrease of $80,657. The contract division's low revenues for the March 31, 1998 and 1997 quarters is attributable to the Company's lack of major new contracts. Management believes that the drug research industry has been temporarily negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool to new research contracts. The Company believes that demand for more effective central nervous system drugs with fewer negative side effects will continue to stimulate the demand for contract research on central nervous system drugs.

             The gross profit percentage from contracts for the three months ended March 31, 1998 is 44% as compared to the March 31, 1997 which was 51%. The decrease in gross profit for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is primarily a result of amortization charges related to contract research and the reduced revenues of the contract research division.

             As of March 31, 1998, the Company's contract research division had a backlog of approximately $62,000 from uncompleted contracts. The Company expects to realize 100% of such backlog during the remainder of 1998.

             The contract research division during 1997 and 1996 performed significant work for a major foreign customer, resulting in a large increase in their accounts receivable. As of March 31, 1998 the receivable amount from this foreign customer amounted to approximately $221,000, of which $100,000 is expected to be collected during the second quarter of 1998. The remaining balance will be collected upon completion of the project's final report.

         2. Net sales of BFM Systems(R) for the three months ended March 31, 1998 and 1997 amounted to $0 and $24,394, respectively. Gross profit amounts for the three months ended March 31, 1998 amounted to a negative $25,077 whereas for the three months ended March 31, 1997 the gross profit amounted to a negative $46,508 or a net increase of $21,431. Amortization expense related to BFM Systems for three months ended March 31, 1998 and 1997 amounted to $26,950 and $45,574, respectively. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

         3. Revenues of the TeleMap(R) division for the three months ended March 31, 1998 and 1997 amounted to $18,199 and $24,592, respectively. Gross profit percentage for the three months ended March 31, 1998 and 1997 amounted to 68% and 51%, respectively due to a decrease in labor costs.

ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (Cont'd)

             THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997 (Cont'd)

         4. Pilot Memory Center(TM)management fees for the three months ended March 31, 1998 and 1997 amounted to $16,000 and $9,000, respectively. $6,000 of this revenue for the three months ended March 31, 1998 and all of the revenue for the three months ended March 31, 1997 was derived from Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") through a pilot program conducted under the management of MCAI and $10,000 of the revenue for the three months ended March 31, 1998 was from the Bakersfield Memory Center. Manhattan Westchester is a medical practice that is controlled by the Company Chairman. While MCAI does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed. Effective March 1, 1998, Manhattan Westchester will not be providing such medical services to MCAI. The Company is undergoing negotiations with unrelated physicians to provide medical services to MCAI.

             General and administration expenses include overhead, administration salaries, selling and consulting costs. Further, the Company classifies the costs of planning, designing and establishing the technological feasibility of its computer system products as research and development costs and charges those costs to expense when incurred. After technological feasibility has been established, costs of producing a marketable product and its prototype are capitalized. Capitalized database and computer system development costs are composed mainly of payroll and other direct employee costs. Costs associated with the above, which are not capitalized during the period, are charged to either general and administrative or research and development expense.

             General and administrative expenses for the three months ended March 31, 1998 were $812,965 as compared to the three months ended March 31, 1997 of $321,347 or an increase of $491,618 or 153%. The increase in general and administrative expenses for the three months ended March 31, 1998 is primarily due to the Company increasing its development costs for its subsidiary, MCAI, by $441,000 as compared to the three months ended March 31, 1997.

             Research and development costs ("R&D") for the three months ended March 31, 1998 were $0 as compared to the three months ended March 31, 1997 of $17,345 or an decrease of $17,345. The decrease in R&D costs is principally due to a concentration by the Company on its contract research and the development of Memory Centers.

             During November and December 1997, the Company liquidated several loans which were convertible into common stock. As a result of these conversions, interest expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 decreased by $36,615.

ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (Cont'd)

             LIQUIDITY AND CAPITAL RESOURCES

             At March 31, 1998 and December 31, 1997, the Company had working capital of $985,104 and $1,722,952, respectively. The Company's cash balance at March 31, 1998 amounting to approximately $545,000 is primarily made up of an influx of $1,500,000 of capital on December 31, 1997. The Company's net accounts receivable, which amounted to $768,354 at March 31, 1998 are expected to be collected prior to June 30, 1998, except for $120,000 to be received upon completion of a project's final report to a foreign customer, expected to be completed prior to December 31, 1998. As of March 31, 1998, of the Company current liabilities amounting to $728,043, $300,000 represents stockholder loans which are not due until December 31, 1998. The Company expects to repay the remaining debt from internally generated funds or additional public or private sales of its securities.

             For the three months ended March 31, 1998 and 1997, the Company used cash for operations of $979,561 and $339,341, respectively, resulting in increased use of cash for operations by $640,220. The net increase for the three months ended March 31, 1998 is the result of loss from operations amounting to $777,611 compared to the loss from operations for the three months ended March 31, 1997 of $269,078.

             For the three months ended March 31, 1998 and 1997 cash used by investing activities amounted to $73,298 and $131,667, respectively, or a net decrease in use of cash of $58,369. The decrease use in cash for investing activities for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was attributable to the following: (i) purchase of equipment and fixtures amounting to $63,864 and $32,973 for the three months ended March 31, 1998 and 1997
             (ii) capitalized database development costs of $9,434 and $55,268 for the three months ended March 31, 1998 and 1997
             (iii) decrease in purchases of other assets to $0 for March 31, 1998 from $45,087 for the three months ended March 31, 1997. The decrease in the database development costs was the result of a large amount of EEG studies inputted into the database. The Company during the three months ended March 31, 1998 purchased equipment amounting to approximately $64,000, principally for its subsidiary MCAI.

             For the three months ended March 31, 1998 and 1997 cash provided by financing activities amounted to $0 and $496,070, respectively. For the three months ended March 31, 1997, the Company received $600,000 in connection with the exercise of 200,000 Class B and 200,000 Class C warrants, which resulted in the Company issuing 400,000 shares of common stock. The Company incurred registration costs for the three months ended March 31, 1998 and 1997 amounting to $0 and $85,876, respectively, in connection with registering shares of common stock and warrants pursuant to contractual obligations with certain stockholders. At March 31, 1998 and 1997, the Company accrued $3,750 of dividends for Series 1 preferred stock as required under the terms of the preferred stock.

             MANAGEMENTS'S PLAN

             The intended development of Memory Centers(TM) requires substantial amounts of capital without any assurance that they will be successful. Depending on size and location, the Company estimates that each facility would require between $70,000 and $250,000 for equipment, leasehold improvements, and working capital, including corporate overhead attributable to operating the Memory Centers(TM). Therefore, the Company estimated that its short term capital requirements for 30 fully functioning Memory Centers(TM) will be in the range of $4,000,000 to $5,000,000.

ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (Cont'd)

             MANAGEMENTS'S PLAN (Cont'd)

             The Company intends to set up 240 centers within the next 4 years if additional capital can be raised. Long term capital requirements for these centers based on the same assumptions as set forth above, could range from $15,000,000 to $20,000,000. The Company intends to raise such capital through public and private sale of its securities as well as by debt financing. Addi tionally the Company is exploring joint ventures and strategic alliances with other companies. No assurance can be given that such capital will be raised or that strategic alliances or joint ven tures will be formed.

             As a result of a successful research project, the Company's largest customer has made new commitments to the Company. In this connection the Company received from this customer, as of December 31, 1996, $100,000 to support the efforts of an Advisory Committee of a prominent international health organization to develop an Alzheimer's Study protocol, as well as commitments for $285,000 to continue its work on the plant extract product. The Company, during the fourth quarter of 1996, also obtained a new contract ($140,000) from a U.S. pharmaceutical company to conduct a QPEEG(R) study. In September 1997, the Company obtained another contract in the amount of $230,708 pursuant to which a U.S. pharmaceutical company will use QPEEG(R) in their multi-center drug trial. QPEEG(R) is a proprietary method developed by HZI that evaluates a drug's effect on the central nervous system using computer analyzed EEG, ("CEEG(R)"). HZI statistically analyzes the before and after effects of a drug and correlates the changes with information in HZI's psychotropic drug data base to determine the optimal time or dosage window to yield particular central nervous system effects.

             In January, 1995, the Company entered into a joint venture arrangement with Tena, Ltd. in Istanbul, Turkey, for the purpose of further research and development of the Company's products and the marketing and sales of its products in the Mid-East, former U.S.S.R. countries and in other geographical area in which the Company has no distribution. Each project assigned to the joint venture requires a statement of work to be completed, and a budget with funding responsibility to be decided by the respective parties. The Company entered into this joint venture anticipating that certain of its products could be developed by the joint venture at a cost below that attainable in the United States. While no development work has been assigned to Tena to date, Tena is involved in marketing the Company's products. Accordingly, there are at present no capital or other funding requirements anticipated with respect to this venture. However, during the second quarter of 1997, Tena ordered a TNP system, including a full BFM system, in order to set up a Memory Center in Istanbul, Turkey. A letter of intent in connection with this joint venture was signed in September 1997 by Tena for two systems. However, this has subsequently been reduced to one system.

             On September 4, 1997, the Company signed an agreement with the CoreCare Corporation, a regional provider of mental health care services, to form a joint venture. The joint venture, which, if consummated, will be 50% owned by the Company, will be located at Kirkbride Center, a large medical complex being developed in Philadelphia. Within the Kirkbride Hospital complex, the agreement contemplates that the joint venture will establish a Memory Center(TM) and Tele-Neuro psychiatric diagnostic laboratory. A definitive agreement has been negotiated and the joint venture will begin operating during the second quarter of 1998. In September 1997, CoreCare ordered two TNP systems in order to set up a Memory Center (each at $95,800), and a TNP diagnostic laboratory. The various aspects of the joint venture will require additional development and capital. Accordingly, there can be no assurance that any aspect of the joint venture can be developed

ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (Cont'd)

             MANAGEMENTS'S PLAN (Cont'd)

             within a reasonable amount of time or that any of these will be successful, or that capital will be found to develop any of these ventures.

             The Company successfully obtained 510K approval for its EEG/EP amplifier and is currently preparing its 510K application to the FDA with respect to its HZI Electrode Headset and Digital EEG System Software. Two of the products require improved prototypes and the software product is in the final testing stage. The aggregate cost for finishing the products and completing the 510K applications is estimated at $90,000, which funds will be derived from currently available working capital. A patent for a proprietary telephonic Test Dose(R) system is being prepared and then a pre-marketing approval will be sought.

             The Company does not presently have any long term capital commitments for its HZI and general corporate operations and does not expect to have major capital expenditures for these activities.

             The Company's financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1997, the Company has an accumulated deficit of $3,426,114. For the years ended December 31, 1997 and 1996, the Company reported net losses of $2,423,602 and $1,634,675, respectively. Additionally, the Company generated negative cash flows from operations of $2,568,380 and $897,382 for the years ended December 31, 1997 and 1996, respectively. Lastly, for the three months ended March 31, 1998, the Company generated a net loss of $777,611 and negative cash flows from operations amounting to $979,561.

             The Company's ability to continue as a going concern is currently dependent on its ability to obtain an immediate influx of cash. The company is currently negotiating with Pioneer Ventures Associates Limited Partnership ("Pioneer") for Pioneer to invest up to $4,500,000 pursuant to a letter of intent dated April 7, 1998 as discussed below.

             On April 7, 1998, the Company entered into a letter of intent "(LOI") with Pioneer Ventures Associates Limited Partnership ("Pioneer"), whereby Pioneer would invest up to $4,500,000 in the Company in return for cumulative convertible preferred stock, 8% dividend, convertible at $3.00 per share into common stock. Upon execution of a final contract, Pioneer will invest $2,000,000. The remaining $2,500,000 investment to be determined during the due diligence process which will also establish mutually agreeable milestones to be achieved. In connection with the LOI a new Chief Executive Officer will be named and in addition, a marketing and financial team will be assembled for the Company, and two seats on the Board of Directors will be held by Pioneer representatives. The Company will incur costs of $105,000 to complete this transaction. The Company expects to complete this transaction by June 1998.

             CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

             The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward- looking information made on behalf of the Company. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. Forward-looking Statements made by the Company are based on knowledge of the environmental in which it operates, but because of the factors previously listed, as well as the factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

            None

ITEM 2 - Changes in Securities:

            None

ITEM 3 - Defaults Upon Senior Securities:

            None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

            None

ITEM 5 - Other Information:

         On March 16, 1998, Jonathan E. Raven resigned as a Director and Executive Vice President of the Company and President and Chief Executive Officer of Memory Centers of America, Inc. ("MCAI"). In March 1998, Ronald Horowitz, a Director of the Company and Executive Vice President of MCAI since June, 1997, became acting Chief Executive Officer of MCAI, succeeding Mr. Raven.

         Effective May 15, 1998, Dr. Turan M. Itil, a Director, Chairman of The Board and Chief Executive Officer of the Company resigned as Chief Executive Officer, and Kurt Itil, a Director and acting Chief Operating Officer became interim Chief Executive Officer of the Company.

         The Company is conducting a search to fill the office of Chief Executive Officer of the Company, in replacement of the interim officer currently holding this position.

ITEM 6 - Exhibits and Reports on Form 8-K:

             a)   Exhibits

                  None

             b)   Reports on Form 8-K

                  None

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NeuroCorp., Ltd.

Date:   MAY 20, 1998                       By: /s/ Joseph J. Dioguardi
      ------------------------------           -----------------------
                                                Joseph J. DioGuardi
                                                Chief Financial Officer