Form 10-Q
period 1998-06-30
NEUROCORP LTD
filed 1998-08-19
CIK 814043

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               -------------------------------------------------

                                          or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number:                 33-2205-D
                        --------------------------------------------------------

                                   NeuroCorp., Ltd.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Nevada                                  87-0446395
-----------------------------------     ----------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

150 White Plains Road, Tarrytown, New York                                 10591
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,213,806 shares as of June 30, 1998

                           NEUROCORP, LTD. AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART 1 -  FINANCIAL INFORMATION:

  ITEM I - FINANCIAL STATEMENTS                                           Page
                                                                         number
                                                                         ------

          Consolidated balance sheets at June 30, 1998 (unaudited)
           and December 31, 1997                                            1

          Consolidated statements of operations (unaudited)
           for the three months ended June 30, 1998 and 1997                 2

          Consolidated statements of operations (unaudited)
           for the six months ended June 30, 1998 and 1997                   3

          Consolidated statement of stockholders' equity (unaudited)
           for the six months ended June 30, 1998                           4

          Consolidated statements of cash flows (unaudited)
           for the six months ended June 30, 1998 and 1997                   5

          Notes to consolidated financial statements                      6 - 13

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                          14  - 22

PART II - OTHER INFORMATION                                                 23

                           NEUROCORP, LTD. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                                                    (Unaudited)
                                                                                   June 30, 1998     December 31, 1997
                                                                                   -------------     -----------------
Current assets:
   Cash                                                                             $   368,596         $ 1,597,825
   Accounts receivable, net of allowance for doubtful accounts of
    $5,547 at June 30, 1998 and $40,777 at December 31, 1997                            697,409             650,505
   Inventory                                                                            134,241             132,727
   Prepaid expenses and taxes                                                           100,362             152,979
   Other current assets                                                                  77,781              61,629
                                                                                    -----------         -----------
        Total current assets                                                          1,378,389           2,595,665
                                                                                    -----------         -----------

Equipment and fixtures, net                                                             566,777             236,002
                                                                                    -----------         -----------

Other assets:
   Database development costs, net                                                    1,173,099           1,228,189
   Computer system product development costs, net                                       309,555             371,888
   Other                                                                                150,805             178,266
                                                                                    -----------         -----------
        Total other assets                                                            1,633,459           1,778,343
                                                                                    -----------         -----------

Total assets                                                                        $ 3,578,625         $ 4,610,010
                                                                                    ===========         ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $   585,273         $   271,129
   Accrued expenses                                                                     116,004             215,252
   Stockholder notes and loans payable                                                  385,985             386,332
                                                                                    -----------         -----------
        Total current liabilities                                                     1,087,262             872,713
                                                                                    -----------         -----------

Long-term liabilities:
   Deferred income taxes                                                                240,000             240,000
                                                                                    -----------         -----------

Commitments and contingencies (Note 4)                                                                           -

Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares, issued as follows:
    Cumulative Preferred stock, class B, series 1, no par value, issued and
     outstanding 150,000 shares, full liquidation value  $150,000                       150,000             150,000
   Common stock, $.001 par value, 100,000,000 shares authorized,
    11,213,806 & 10,813,806 issued and outstanding                                       21,914              21,514
   Additional paid-in capital                                                         7,151,497           6,751,897
   Accumulated deficit                                                               (5,072,048)         (3,426,114)
                                                                                    -----------         -----------
   Total stockholders' equity                                                         2,251,363           3,497,297
                                                                                    -----------         -----------

Total liabilities and stockholders' equity                                          $ 3,578,625         $ 4,610,010
                                                                                    ===========         ===========



       See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED JUNE 30,
                                     (UNAUDITED)


                                                               1998           1997
                                                           -----------     ----------
Net sales                                                  $    43,914     $  311,513

Cost of sales, including amortization expense
 of $66,847 and $67,207, respectively                           92,479        123,220
                                                           -----------     ----------
Gross (loss) profit                                            (48,565)       188,293
                                                           -----------     ----------

Expenses:
  General and administrative expenses                          805,041        524,718
  Research and development                                          -          34,653
                                                           -----------     ----------
    Total expenses                                             805,041        559,371
                                                           -----------     ----------

Loss from operations before other income (expense)
 and income tax expense                                       (853,606)      (371,078)
                                                           -----------     ----------

Other income (expense):
  Interest income                                                1,221         10,292
  Interest expense                                              (9,826)       (30,659)
                                                           -----------     ----------
    Total other income (expense)                                (8,605)       (20,367)
                                                           -----------     ----------

Loss before income tax expense                                (862,211)      (391,445)

Income tax expense (benefit)                                     1,625         (1,300)
                                                           -----------     ----------

Net loss                                                   $  (863,836)    $ (390,145)
                                                           ===========     ==========

Net loss applicable to common shares                       $  (867,586)    $ (393,895)
                                                           ===========     ==========

Loss per common equivalent share:
  Basic:
  Net loss                                                 $      (.08)    $     (.05)
                                                           ===========     ==========

  Net loss applicable to common shares                     $      (.08)    $     (.05)
                                                           ===========     ==========

Weighted average number of shares outstanding               10,880,473      8,015,486
                                                           ===========     ==========



       See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE SIX MONTHS ENDED JUNE 30,
                                     (UNAUDITED)



                                                               1998           1997
                                                           -----------     ----------
Net sales                                                  $   209,328     $  587,000

Cost of sales, including amortization expense
 of $134,220 and $135,802, respectively                        217,818        293,063
                                                           -----------     ----------
Gross (loss) profit                                             (8,490)       293,937
                                                           -----------     ----------

Expenses:
  General and administrative expenses                        1,614,993        844,765
  Research and development                                           -         52,128
                                                           -----------     ----------
    Total expenses                                           1,614,993        896,893
                                                           -----------     ----------

Loss from operations before other income (expense)
 and income tax expense                                     (1,623,483)      (602,956)
                                                           -----------     ----------

Other income (expense):
  Interest income                                                7,201         21,708
  Interest expense                                             (20,527)       (77,975)
                                                           -----------     ----------
     Total other income (expense)                              (13,326)       (56,267)
                                                           -----------     ----------

Loss before income tax expense                              (1,636,809)      (659,223)

Provision for income tax                                         1,625              -
                                                           -----------     ----------
Net (loss)                                                 $(1,638,434)    $ (659,223)
                                                           ===========     ==========

Net loss applicable to common shares                       $(1,645,934)    $ (666,723)
                                                           ===========     ==========

Loss per share:
  Basic:
    Net loss                                               $      (.15)    $     (.08)
                                                           ===========     ==========

    Net loss applicable to common shares                   $      (.15)    $     (.08)
                                                           ===========     ==========
Weighted average number of shares outstanding               10,847,139      8,015,486
                                                           ===========     ==========



       See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                     (UNAUDITED)



                                    Preferred Stock                                       Additional                      Total
                                   Class B, Series 1                Common Stock            Paid-in    (Accumulated   Stockholders'
                                  Shares        Amount        Shares           Amount       Capital       Deficit)        Equity
                                 -------       --------     ----------        -------     ----------    -----------    -----------
Balances at December 31, 1997    150,000       $150,000     10,813,806        $21,514     $6,751,897    $(3,426,114)   $ 3,497,297

Exercise of 400,000 warrants         -              -          400,000            400        399,600            -          400,000

Preferred stock dividend             -              -              -              -              -           (7,500)        (7,500)

Net loss for the six months
 ended June 30, 1998                 -              -              -              -              -       (1,638,434)    (1,638,434)
                                 -------       --------     ----------        -------     ----------    -----------    -----------

Balances at June 30, 1998        150,000       $150,000     11,213,806        $21,914     $7,151,497    $(5,072,048)   $ 2,251,363
                                 =======       ========     ==========        =======     ==========    ===========    ===========



       See accompanying notes to consolidated financial statements (unaudited).

                           NEUROCORP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30,
                                     (UNAUDITED)



                                                                                        1998           1997
                                                                                    -----------     ----------
Cash flows for operating activities:
  Net loss from operations                                                          $(1,638,434)    $ (659,223)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                                                         183,879        169,225
  Amortization of deferred financing costs                                               26,188         53,516
  Bad debt recovery                                                                     (35,230)           -
 Decrease (increase) in:
  Accounts receivable                                                                   (11,674)        30,170
  Due from affiliates                                                                   (14,584)           -
  Inventory                                                                              (1,514)         6,762
  Prepaid expenses and taxes                                                             52,617        (50,233)
  Other current assets                                                                      -          (47,816)
 Increase (decrease) in:
  Accounts payable                                                                      312,519        (94,177)
  Accrued expenses                                                                      (99,248)        (1,988)
  Income taxes payable                                                                    1,625         (4,384)
  Billings in excess of costs and estimated earnings on uncompleted contracts               -         (191,972)
                                                                                    -----------     ----------
Net cash flows used for operating activities                                         (1,223,856)      (790,120)
                                                                                    -----------     ----------

Cash flows for investing activities:
  Purchase of equipment and fixtures                                                   (381,605)       (65,975)
  Database development costs capitalized                                                (14,353)       (75,359)
  Other assets                                                                              -         (101,027)
  Proceeds from sale of automobile                                                          -            1,660
                                                                                    -----------     ----------
Net cash flows used for investing activities                                           (395,958)      (240,701)
                                                                                    -----------     ----------

Cash flows from financing activities:
  Repayment of stockholder loans                                                        (22,434)      (102,007)
  Principal payments on long-term debt                                                      -          (54,217)
  Registration costs incurred                                                               -         (114,035)
  Proceeds from exercise of warrants and sale of common stock                           400,000        600,000
  Proceeds from stockholder loan                                                         13,019            -
                                                                                    -----------     ----------
Net cash flows provided by financing activities                                         390,585        329,741
                                                                                    -----------     ----------

Net (decrease) increase in cash                                                      (1,229,229)      (701,080)

Cash at beginning of period                                                           1,597,825      1,851,114
                                                                                    -----------     ----------

Cash at end of period                                                               $   368,596     $1,150,034
                                                                                    ===========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                                                          $     7,201     $    3,770
                                                                                    ===========     ==========
  Income taxes                                                                      $     1,625     $      -
                                                                                    ===========     ==========

Schedule of non-cash investing and financing activities:

  Accrued dividends on Series 1 preferred stock                                     $     7,500     $    7,500
                                                                                    ===========     ==========

  Bank note liquidated in exchange for automobile                                   $       -       $   22,703
                                                                                    ===========     ==========



       See accompanying notes to consolidated financial statements (unaudited).

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


NOTE 1    -    GENERAL

               NeuroCorp, Ltd. (the "Company") was incorporated in the State of Nevada on March 18, 1987. On November 23, 1994 the Company entered into an agreement and a plan of reorganization with HZI Research Center, Inc. ("HZI").

               The Company is primarily involved in two business. Through its wholly-owned subsidiary, HZI, the Company sub-contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and performs neurological testing services for hospital and physicians. Through its wholly-owned subsidiary Memory Centers of America, Inc. ("MCAI") a Delaware corporation, the Company provides non-medical management of facilities as well as education and consultation services to individuals who suffer from memory complaints. Revenues from this wholly-owned subsidiary were immaterial for the three and six months ended June 30, 1998 and 1997.

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

               The unaudited interim financial statements for the three and six months ended June 30, 1998 and 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three months ended are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1997, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


NOTE 2    -    GOING CONCERN (Cont'd)

               Managements plans to mitigate the Company's financial problems are outlined below.

               On April 7, 1998, the Company signed a Letter of Intent with Pioneer Ventures Associates Limited Partnership ("Pioneer") whereby the Company would receive a minimum of $2,000,000 to a maximum of $4,500,000 in exchange for issuing cumulative preferred stock convertible into common stock at $3 per share with an 8% dividend. Prior to the Company receiving the full amount of any funds, Pioneer is performing a due diligence which, if completed to its satisfaction, will result in the Company receiving an initial $2,000,000. Pioneer has imposed certain other conditions which has resulted in the Company bringing in a new chief executive officer and the election of two (2) Pioneer representatives to the Board of Directors.

               The Company received an initial investment of $1,000,000 from Pioneer on July 31, 1998 for which it issued 333,333 shares of a new class of Series C Senior Convertible Preferred Stock. During the due diligence process, Pioneer is evaluating the capital requirements of MCAI and HZI's contract research division and will invest up to a total of $4,500,000 based on terms and conditions to be agreed upon. The Company is also exploring additional options to obtain capital or financing.

               Regarding current operations, in order to maintain its liquidity and economic viability in the interim, the Company is continuing its ongoing marketing efforts to obtain contracts for its contract research division and has implemented several measures including payroll and expense reductions and aggressive collection efforts on its receivables.

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

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
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

          c)   ISSUANCE OF COMMON STOCK AS CONSIDERATION FOR LOANS

               On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The loan is non-interest bearing and is payable within one (1) year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. As additional consideration the Company issued 66,665 shares of restrictive common stock. The Company has valued the common stock at $133,333 or fifty percent (50%) of the fair market value on May 24, 1996, the date of the transaction. The Company recorded deferred financing cost and increased stockholders' equity by $133,333, respectively for this transaction. The deferred financing cost were amortized over one year, which is the maximum term of the loan. During June 1997 the original maturity date of May 24, 1997 was extended to December 15, 1998. Accordingly, as of June 30, 1998, and December 31, 1997 such loans have been classified as short term.

          d)   PREFERRED STOCK

               During December 1994, the Company issued two classes of preferred stock for total consideration of $400,000. The first class of 150,000 shares of cumulative non-convertible preferred stock class B, series 1, no par value has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. At June 30, 1998 and December 31, 1997, the Company had accrued dividends of $8,750 and $1,250, respectively, related to this preferred stock after a payment of $28,750 in the form of common stock during December 1997.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
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

          f)   EXERCISE OF WARRANTS

               On December 31, 1997, the Company issued 1,100,000 shares of common stock for $1,100,000 in connection with the exercise of 1,100,000 warrants. Simultaneously with such exercise, the Company also sold to the same investor for $400,000, 400,000 units comprising of 400,000 shares of common stock and 400,000 warrants to purchase one share of common stock at $5 per share which expire on December 31, 1998. The exercise price of the warrants was subsequently reduced by the Board of Directors to $1 per share and such warrants were exercised June 30, 1998 resulting in the issuance of 400,000 shares of common stock for $400,000.

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

               A schedule of future minimum rental payments at June 30, 1998 is as follows:


               Year Ended December 31,
               -----------------------
                      1998                                  $ 85,758
                      1999                                   122,002
                      2000                                   115,572
                      2001                                   115,000
                      2002                                   115,000
                                                            --------
                                                            $553,332
                                                            ========


               Rent expense under all operating leases for the six months ended June 30, 1998 and 1997 was $76,403 and $56,657, respectively.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


NOTE 4    -    COMMITMENTS AND CONTINGENCIES (Cont'd)

          b)   CONCENTRATION OF CREDIT RISK

          For the six months ended June 30, 1998 and 1997, approximately 69% and 80%, respectively, of net sales were derived from three and two unrelated customers, respectively who are in the pharmaceutical and psychiatric industries. As of June 30, 1998 and December 31, 1997, approximately 64% and 90% respectively, of accounts receivable are due from four unrelated customers.

          c)   EMPLOYMENT AGREEMENTS

               i) On September 20, 1995, the Company's Chairman of the Board entered into an employment agreement providing for a base salary of $250,000 per year. The agreement is for an initial term of 10 years and is renewable on a month to month basis thereafter. Further, the agreement provides for a term life insurance policy amounting to $1,000,000 payable to the Chairman's designated beneficiary and also provides for transportation arrangements funded by the Company. Through December 31, 1996, the Company's Chairman waived his
                    right to receive the term               life insurance as
                                                            provided for in the
                                                            employment
                                                            agreement.  For the
                                                            six months ended
                                                            June 30, 1998 and
                                                            1997 premiums paid
                                                            on such policy
                                                            amounted to $13,754
                                                            and $9,506,
                                                            respectively.

                    On May 7, 1998, pursuant to a board meeting, the Chairman of the Board resigned as President and CEO effective May 15, 1998. Accordingly, a director of the Company was elected as the interim Chief Executive Officer and President.

               ii) On December 7, 1994, the Company entered into an employment agreement with an Executive Vice President providing for a base salary of $100,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides that on January 1 of each year the Executive Vice President shall be entitled to a 10% salary increase and an annual bonus equal to at least fifty percent (50%) of his base salary subject to the Board of Directors approval. During the three months ended June 30, 1998, a bonus of $60,500 was paid. Such amount had not been accrued at December 31, 1997 as the Board of Directors had not approved the bonus until May 1998. If the employee is terminated within the contract period due to a change in control of the Company as defined in the Securities Exchange Act of 1934, under Sections 13(d) and 14(d), said Executive Vice President shall be entitled to a lump sum payment equal to five (5) times his gross annual compensation, in effect at date of termination. Additionally, for the three year period after the date of termination, the Company is obligated to provide the employee with life and health insurance benefits substantially similar to those which the Executive Vice President was receiving prior to the date of termination.

               iii) On December 31, 1996, the Company entered into an employment agreement with its then Chief Financial Officer ("CFO") providing for a base salary of $85,000 per year. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. This agreement was later amended to document that her official title and duties were changed from CFO to Vice President, Administration, and Special Assistant to the Chairman.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


NOTE 4    -    COMMITMENTS AND CONTINGENCIES (Cont'd)

          c)   EMPLOYMENT AGREEMENTS (Cont'd)

               iv) On December 18, 1996, the Company and MCAI entered into an employment agreement with the CEO and President of MCAI who was also an Executive Vice President of the Company providing for a base salary of $150,000 in year one, $225,000 in year two and increasing by the Consumer Price Index ("CPI") change each year thereafter. The agreement expires on January 1, 2000 and is renewable on a year to year basis thereafter. The agreement provides for 500,000 qualified stock options for purchase of common stock exercisable at the lower of $7.00 per share or fair market value. The options are exercisable upon vesting and expire January 6, 2007. On January 6, 1997, 200,000 of such options vested and 150,000 options each vest on January 6, 1998 and 1999. During March 1998, such individual resigned from the Company and accordingly, lost the right to the options which would have vested January 6, 1999.

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

          d)   CONSULTING AGREEMENT

               On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum. During March 1998, such individual became the acting Chief Executive Officer of MCAI and his compensation was increased to $10,000 per month pursuant to a verbal agreement with the Company.

          e)   LETTER OF INTENT
               On April 7, 1998, the Company signed a Letter of Intent with Pioneer Ventures Associates Limited Partnership ("Pioneer") whereby the Company would receive a minimum of $2,000,000 to a maximum of $4,500,000 in exchange for issuing cumulative preferred stock convertible into common stock at $3 per share with an 8% dividend. Prior to the Company receiving the full amount of any funds, Pioneer is performing a due diligence which, if completed to its satisfaction, will result in the Company receiving an initial $2,000,000. Pioneer has imposed certain other conditions which has resulted in the Company bringing in a new chief executive officer and the election of two (2) Pioneer representatives to the Board of Directors.

               The Company received an initial investment of $1,000,000 from Pioneer on July 31, 1998 for which it issued 333,333 shares of a new class of Series C Senior Convertible Preferred Stock. During the due diligence process, Pioneer is evaluating the capital requirements of MCAI and HZI's contract research division and will invest up to a total of $4,500,000 based on terms and conditions to be agreed upon.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


NOTE 5    -    RELATED PARTY TRANSACTIONS

          a)   REVENUES FROM AFFILIATES

               Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") reimburses the Company for the use of certain employees as well as office and laboratory space (administration services) of the Company. The Company and Manhattan Westchester also operate under an oral agreement whereby the Company is paid $1,000 per month for each of the Memory Centers operated by Manhattan Westchester. Manhattan Westchester is 100% owned by the Company's Chairman. Net revenues from Manhattan Westchester for the six months ended June 30, 1998 and 1997 approximated $15,675 and $23,708, respectively. Effective March 1, 1998, such oral agreement was terminated with Manhattan Westchester. The Company is undergoing negotiations with an unrelated physician to provide medical services relating to the Memory Centers.

          b)   STOCKHOLDER NOTES AND LOANS PAYABLE

          Stockholder notes and loans payable consisted of the following at:


                                                              June
                                                            30, 1998    December
                                                          (Unaudited)   31, 1997
            --------------------------------------------------------------------
            Non-interest bearing loans and payables,
             (See (i) below)                                $ 85,985    $ 86,332

            Notes payable bearing an interest of
             5% to 9% (See below)                            300,000     300,000
                                                            --------    --------

                                                            $385,985    $386,332
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

               At June 30, 1998 and December 31, 1997, accrued interest related to such notes and loans amounted to $21,809 and $17,309, respectively, and is included in accrued expenses.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


NOTE 5    -    RELATED PARTY TRANSACTIONS (Cont'd)

          c)   CONSULTING AGREEMENT

               On July 1, 1995, the Company entered into a five (5) year consulting agreement with an entity controlled by the Company's former President and Vice Chairman. Said agreement provided for a fee of $75,000 per annum. The agreement was amended on July 12, 1996 to provide for a reduced fee of $30,000 per annum. During March 1998, such individual became the acting Chief Executive Officer of MCAI and his compensation was increased to $10,000 per month pursuant to a verbal agreement with the Company.

          d)   DUE FROM AFFILIATES

               Manhattan Westchester reimburses the Company for the use of certain employees as well as office and laboratory space of the Company. The Company and Manhattan Westchester also operate under an oral agreement whereby the Company is paid $1,000 per month for each of the Memory Centers controlled Manhattan Westchester. Manhattan Westchester is 100% owned by the Company's Chairman. At June 30, 1998 and December 31, 1997, any estimated amounts due from Manhattan Westchester, principally for management and administrative services have been included in other current assets. Effective March 1, 1998, such oral agreement was terminated with Manhattan Westchester. The Company is undergoing negotiations with an unrelated physician to provide medical services relating to the Memory Centers.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
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

               The Company is primarily involved in two businesses: (i) it sub-contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies, and (ii) it manages a group of facilities that diagnose and treat memory disorders. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and the Company performs neurological testing services for hospitals and physicians. The Company conducts these activities through two wholly owned subsidiaries, HZI and Memory Centers-TM- of America, Inc. ("MCAI"), a Delaware Corporation. In November 1994, the Company acquired all of the issued and outstanding shares of HZI. HZI conducts contract research, designs diagnostic software and equipment and performs neurological testing services. In March 1996, the Company established MCAI to provide non-medical management, educational, consultation and marketing services to licensed physicians and entities controlled by them. These physicians offer professional diagnostic, preventive and treatment services, through pilot facilities, Memory Centers-TM-, to persons who suffer from memory complaints. MCAI, through affiliated corporations, also supplies the medical equipment used in Memory Centers-TM-. There are currently three Memory Centers-TM-, one located in New York City (Manhattan) one in Tarrytown, New York, and one in Bakersfield, California. These Memory Centers-TM- are operated under management agreements with physicians. During January 1998, the Company commenced the construction of a signature Memory Center in Manhattan, New York. The Company expects such Memory Center to be completed by the late summer. Under the terms of these management agreements, MCAI supplies equipment, management, marketing, data handling and personnel services for physicians, and the physicians provide all medical services and employ all clinical staff. MCAI is compensated through fixed management fees for its managerial services, and it is compensated for its billing services and variable expenses, such as supplies, as they occur. These agreements are for a fixed period of time,
               generally not less than one year.   MCAI began full operation of
               the pilot program at the end of the second quarter of 1996. Each facility is estimated to cost between $70,000 to $250,000 for equipment, leasehold improvements and working capital which includes administration costs. Revenues from this wholly-owned subsidiary were $25,070 and $16,000 for the six months ended June 30, 1998 and 1997, respectively.

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

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
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

               THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

               The Company reported a net loss of $863,836 for the three months ended June 30, 1998 as compared to a net loss of $390,145 for the three months ended June 30, 1997.

               Revenues for the three months ended June 30, 1998 and 1997 amounted to $43,914 and $311,513, respectively. Revenues decreased by $267,599 or 86% for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Gross
               (loss) profit for the three months ended June 30, 1998 and 1997 amounted to $(48,565) and $188,293, respectively or a net decrease of $236,858. Gross (loss) profit percentages for the three months ended June 30, 1998 and 1997, were (111%) and 60%, respectively, or a net decrease of 171%. The Company includes in the cost of sales amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the three months ended June 30, 1998 and 1997 amortization charges amounted to $66,847 and $68,604, respectively. The decrease in gross profit is a result of no sales of BFM equipment during the three months ended June 30, 1998 while amortization charges related to BFM continue to be made.

               Furthermore, the decrease in sales and gross profit during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is attributable to the following:

          1. The Company has not entered into any major multi-million dollar new long-term contracts since December 31, 1993 and major contracts recorded prior to this period were substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1997 and 1996, the Company received $405,700 and $759,000, respectively, of new contracts. Revenues from contracts for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 amounted to $24,193 and $311,513, respectively, or a net decrease of $287,320. The contract division's low revenues for the June 30, 1998 and 1997 quarters is attributable to the Company's lack of major new contracts. Management believes that the drug research industry has been temporarily negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool to new research contracts. The Company believes that demand for more effective central nervous system drugs with fewer negative side effects will continue to stimulate the demand for contract research on central nervous system drugs.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


ITEM 6    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Cont'd)

               THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997 (Cont'd)

               The gross (loss) profit percentage from contracts for the three months ended June 30, 1998 is (139)% as compared to the June 30, 1997 which was 60%. The decrease in gross profit for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, is primarily a result of amortization charges related to contract research and the reduced revenues of the contract research division.

          2. Net sales of BFM Systems-Registered Trademark- for the three months ended June 30, 1998 and 1997 amounted to $0 and $28,884, respectively. Gross (loss) profit amounts for the three months ended June 30, 1998 amounted to $(26,196) whereas for the three months ended June 30, 1997, the gross (loss) profit amounted to $(3,686) or a net decrease of $22,510. Amortization expense related to BFM Systems for three months ended June 30, 1998 and 1997 amounted to $26,196 and $25,043, respectively. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

          3. Revenues of the TeleMap-Registered Trademark- division for the three months ended June 30, 1998 and 1997 amounted to $10,651 and $25,928, respectively. Gross profit percentage for the three months ended June 30, 1998 and 1997 amounted to 34% and 45%, respectively due to a decrease in labor costs.

          4. Memory Center-TM- management fees for the three months ended June 30, 1998 and 1997 amounted to $9,070 and $6,000, respectively. $0 and $6,000 of this revenue for the three months ended June 30, 1998 and June 30, 1997 was derived from Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") through a program conducted under the management of MCAI and $8,000 of the revenue for the three months ended June 30, 1998 was from the Bakersfield Memory Center. Manhattan Westchester is a medical practice that is controlled by the Company Chairman. While MCAI does not receive any direct insurance reimbursements, it does receive a management fee from Manhattan Westchester. Insurance reimbursements are received by the medical practice conducting the program based on rates established by third party payors which are in turn based on the number of visits and type of service performed. Effective March 1, 1998, Manhattan Westchester will not be providing such medical services to MCAI. The Company is undergoing negotiations with unrelated physicians to provide medical services to MCAI.

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

               General and administrative expenses for the three months ended June 30, 1998 were $805,041 as compared to the three months ended June 30, 1997 of $524,718 or an increase of $280,323 or 53%. The increase in general and administrative expenses for the three months ended June 30, 1998 is primarily due to the Company increasing its development costs for its subsidiary, MCAI.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


ITEM 6    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Cont'd)

               THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997 (Cont'd)

               Research and development costs ("R&D") for the three months ended June 30, 1998 were $0 as compared to the three months ended June 30, 1997 of $34,653 or a decrease of $34,653. The decrease in R&D costs is principally due to a concentration by the Company on its contract research and the development of Memory Centers.

               During November and December 1997, the Company liquidated several loans which were convertible into common stock. As a result of these conversions, interest expense for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 decreased by $20,833.

               SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

               Revenues for the six months ended June 30, 1998 and 1997 amounted to $209,328 and $587,000, respectively. Revenues decreased by $377,672 or 64% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Gross (loss) profit for the six months ended June 30, 1998 and 1997 amounted to $(8,490) and $293,947, respectively or a net decrease of $302,437. Gross (loss) profit percentages for the six months ended June 30, 1998 and 1997, were (4)% and 50%, respectively, or a net decrease of 54%. The Company includes in the cost of sales amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the six months ended June 30, 1998 and 1997 amortization charges amounted to $134,220 and $135,805, respectively. The decrease in gross profit is a result of an overall decrease in revenues during the six months ended June 30, 1998 while amortization charges continue to be made.

               Furthermore, the decrease in sales and gross profit during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is attributable to the following:

          1. The Company has not entered into any major multi-million dollar new long-term contracts since December 31, 1993 and major contracts recorded prior to this period were substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1997 and 1996, the Company received $405,700 and $759,000, respectively, of new contracts. Revenues from contracts for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 amounted to $155,408 and $393,100, respectively, or a net decrease of $237,692. The contract division's low revenues for the June 30, 1998 and 1997 quarters is attributable to the Company's lack of major new contracts. Management believes that the drug research industry has been temporarily negatively impacted due to consolidation in the pharmaceutical industry, which has resulted in the reduction of the available pool to new research contracts. The Company believes that demand for more effective central nervous system drugs with fewer negative side effects will continue to stimulate the demand for contract research on central nervous system drugs.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


ITEM  6   -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Cont'd)

               SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997 (Cont'd)

               The gross profit percentage from contracts for the six months ended June 30, 1998 is 2% as compared to the June 30, 1997 which was 50%. The decrease in gross profit for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of amortization charges related to contract research and the reduced revenues of the contract research division.

               As of June 30, 1998, the Company's contract research division had a backlog of approximately $0 from uncompleted contracts.

               The contract research division during 1997 and 1996 performed significant work for a major foreign customer, resulting in a large increase in their accounts receivable. As of June 30, 1998 the receivable amount from this foreign customer amounted to approximately $80,515, all of which is expected to be collected during 1998.

          2. Net sales of BFM Systems-Registered Trademark- for the six months ended June 30, 1998 and 1997 amounted to $0 and $53,278, respectively. Gross (loss) profit amounts for the six months ended June 30, 1998 amounted to $(51,273) whereas for the six months ended June 30, 1997 the gross profit amounted to $(50,194) or a net decrease of $1,079. Amortization expense related to BFM Systems for six months ended June 30, 1998 and 1997 amounted to $53,146 and $70,617, respectively. The Company management is revising its marketing strategy and believes the lack of sales is temporary.

          3. Revenues of the TeleMap-Registered Trademark- division for the six months ended June 30, 1998 and 1997 amounted to $28,850 and $50,520, respectively. Gross profit percentage for the six months ended June 30, 1998 and 1997 amounted to 74% and 48%, respectively due to a decrease in labor costs.

          4. Memory Center-TM- management fees for the six months ended June 30, 1998 and 1997 amounted to $25,070 and $20,629, respectively. $6,000 and $16,000 of this revenue for the six months ended June 30, 1998 and 1997 was derived from Manhattan Westchester through a pilot program conducted under the management of MCAI and $18,000 of the revenue for the six months ended June 30, 1998 was from the Bakersfield Memory Center.

               General and administrative expenses for the six months ended June 30, 1998 were $1,614,993 as compared to the six months ended June 30, 1997 of $844,765 or an increase of $770,228 or 91%. The increase in general and administrative expenses for the six months ended June 30, 1998 is primarily due to the Company increasing its development costs for its subsidiary, MCAI, by $485,316 as compared to the six months ended June 30, 1997.

               Research and development costs ("R&D") for the six months ended June 30, 1998 were $0 as compared to the six months ended June 30, 1997 of $52,128 or an decrease of $52,128. The decrease in R&D costs is principally due to a concentration by the Company on its contract research and the development of Memory Centers.

               During November and December 1997, the Company liquidated several loans which were convertible into common stock. As a result of these conversions, interest expense for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 decreased by $20,527.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


ITEM 6    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Cont'd)

               LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 1998 and December 31, 1997, the Company had working capital of $291,127 and $1,464,877, respectively. The Company's cash balance at June 30, 1998 amounting to approximately $368,596 is primarily made up of an influx of $400,000 of capital on June 30, 1998. The Company's net accounts receivable amounted to $697,409 at June 30, 1998. As of June 30, 1998, of the Company current liabilities amounting to $1,087,262, $300,000 represents stockholder loans which are not due until December 31, 1998. The Company expects to repay the remaining debt from internally generated funds or additional public or private sales of its securities.

               For the six months ended June 30, 1998 and 1997, the Company used cash for operations of $1,223,856 and $790,120, respectively, resulting in increased use of cash for operations by $433,736. The net increase for the six months ended June 30, 1998 is the result of loss from operations amounting to $1,638,434 compared to the loss from operations for the six months ended June 30, 1997 of $659,223.

               For the six months ended June 30, 1998 and 1997 cash used by investing activities amounted to $395,958 and $240,701, respectively, or a net decrease in use of cash of $155,257. The increase use in cash for investing activities for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was attributable to the following: (i) purchase of equipment and fixtures amounting to $381,605 and $52,517 for the six months ended June 30, 1998 and 1997 (ii) capitalized database development costs of $14,353 and $75,359 for the six months ended June 30, 1998 and 1997 (iii) decrease in purchases of other assets to $0 for June 30, 1998 from $101,027 for the six months ended June 30, 1997. The decrease in the database development costs was the result of a large amount of EEG studies inputted into the database. The Company during the six months ended June 30, 1998 purchased equipment amounting to approximately $190,000, principally for its subsidiary MCAI.

               For the six months ended June 30, 1998 and 1997 cash provided by financing activities amounted to $390,585 and $329,741, respectively. For the six months ended June 30, 1998, 400,000 shares were issued in connection with exercise of 400,000 warrants. For the six months ended June 30, 1997, the Company received $600,000 in connection with the exercise of 200,000 Class B and 200,000 Class C warrants, which resulted in the Company issuing 400,000 shares of common stock. The Company incurred registration costs for the six months ended June 30, 1998 and 1997 amounting to $0 and $114,035, respectively, in connection with registering shares of common stock and warrants pursuant to contractual obligations with certain stockholders. At June 30, 1998 and 1997, the Company accrued $7,500 and $7,500 of dividends for Series 1 preferred stock as required under the terms of the preferred stock.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


ITEM 6    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Cont'd)

               MANAGEMENTS'S PLAN

               The intended development of Memory Centers-TM- requires substantial amounts of capital without any assurance that they will be successful. Depending on size and location, the Company estimates that each facility would require between $70,000 and $250,000 for equipment, leasehold improvements, and working capital, including corporate overhead attributable to operating the Memory Centers-TM-. Therefore, the Company estimated that its short term capital requirements for 30 fully functioning Memory Centers-TM- will be in the range of $4,000,000 to $5,000,000.

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

               As a result of a successful research project, the Company's
               largest customer has made new commitments to the Company.   In
               this connection the Company received from this customer, as of December 31, 1996, $100,000 to support the efforts of an Advisory Committee of a prominent international health organization to develop an Alzheimer's Study protocol, as well as commitments for
               $285,000 to continue its work on the plant extract product.   The
               Company, during the fourth quarter of 1996, also obtained a new contract ($140,000) from a U.S. pharmaceutical company to conduct a QPEEG-Registered Trademark- study. In September 1997, the Company obtained another contract in the amount of $230,708 pursuant to which a U.S. pharmaceutical company will use QPEEG-Registered Trademark- in their multi-center drug trial. QPEEG-Registered Trademark- is a proprietary method developed by HZI that evaluates a drug's effect on the central nervous system using computer analyzed EEG, ("CEEG-Registered Trademark-"). HZI statistically analyzes the before and after effects of a drug and correlates the changes with information in HZI's psychotropic drug data base to determine the optimal time or dosage window to yield particular central nervous system effects.

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

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


ITEM 6    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Cont'd)

               MANAGEMENTS'S PLAN (Cont'd)

               On September 4, 1997, the Company signed an agreement with the CoreCare Corporation, a regional provider of mental health care services, to form a joint venture. The joint venture, which, if consummated, will be 50% owned by the Company, will be located at Kirkbride Center, a large medical complex being developed in Philadelphia. Within the Kirkbride Hospital complex, the agreement contemplates that the joint venture will establish a Memory Center-TM- and Tele-Neuro psychiatric diagnostic
               laboratory.    In September 1997, CoreCare ordered two TNP
               systems in order to set up a Memory Center (each at $95,800), and a TNP diagnostic laboratory. The various aspects of the joint venture will require additional development and capital. Accordingly, there can be no assurance that any aspect of the joint venture can be developed within a reasonable amount of time or that any of these will be successful, or that capital will be found to develop any of these ventures.

               The Company successfully obtained 510K approval for its EEG/EP amplifier and is currently preparing its 510K application to the FDA with respect to its HZI Electrode Headset and Digital EEG System Software. Two of the products require improved prototypes and the software product is in the final testing stage. The aggregate cost for finishing the products and completing the 510K applications is estimated at $90,000, which funds will be derived
               from currently available working capital.    A patent for a
               proprietary telephonic Test Dose-Registered Trademark- system is being prepared and then a pre-marketing approval will be sought.

               The Company does not presently have any long term capital commitments for its HZI and general corporate operations and does not expect to have major capital expenditures for these activities.

               The Company's financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1997, the Company has an accumulated deficit of $3,426,114. For the years ended December 31, 1997 and 1996, the Company reported net losses of $2,423,602 and $1,634,675, respectively. Additionally, the Company generated negative cash flows from operations of $2,568,380 and $897,382 for the years ended December 31, 1997 and 1996, respectively. Lastly, for the six months ended June 30, 1998, the Company generated a net loss of $1,638,434 and negative cash flows from operations amounting to $1,223,856.

               The Company's ability to continue as a going concern is currently dependent on its ability to obtain an immediate influx of cash. The company is currently negotiating with Pioneer Ventures Associates Limited Partnership ("Pioneer") for Pioneer to invest up to $4,500,000 pursuant to a letter of intent dated April 7, 1998 as discussed below.

                          NEUROCORP  LTD.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


ITEM 6    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Cont'd)

               MANAGEMENTS'S PLAN (Cont'd)

               On April 7, 1998, the Company entered into a letter of intent "(LOI") with Pioneer Ventures Associates Limited Partnership ("Pioneer"), whereby Pioneer would invest up to $4,500,000 in the Company in return for cumulative convertible preferred stock, 8% dividend, convertible at $3.00 per share into common stock. Upon execution of the final contract, Pioneer invested $1,000,000.
               The remaining $3,500,000 investment is subject to the satisfactory completion by the Company of certain conditions as well as agreed to milestones to be achieved. In connection with the transaction, a new Chief Executive Officer has been named and, in addition, a marketing and financial team will be assembled for the Company, and two seats on the Board of Directors are held by Pioneer representatives. The Company incurred costs of approximately $120,000 to complete this transaction. The Company completed the first phase of this transaction on July 31, 1998. In consideration for the initial investment of $1,000,000, the Company issued 333,333 shares of a new class of Series C Senior Convertible Preferred Stock.

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

       None

ITEM 3 - Defaults Upon Senior Securities:

       None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

       None

ITEM 5 - Other Information:

       Effective July 16, 1998, Vernon Wells was appointed as Acting Chief Executive Officer of the Company.

ITEM 6 - Exhibits and Reports on Form 8-K:

          a)   Exhibits

               None

          b)   Reports on Form 8-K

               None

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NeuroCorp., Ltd.

Date:   August 19, 1998                      By: /s/ Kurt Z. Itil
      -----------------------------              -------------------------------
                                                  Kurt Z. Itil
                                                  Executive Vice President