Form 10QSB
period 1998-09-30
NEUROCORP LTD
filed 1999-02-01
CIK 814043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                    SEPTEMBER 30, 1998
                                ------------------------------------------------

                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________________________to
-------------------------------------------------------------------------------


COMMISSION FILE NUMBER:  33-2205-D

                                NEUROCORP., LTD.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                 87-0446395
-------------------------------                ----------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

150 WHITE PLAINS ROAD, TARRYTOWN, NEW YORK                                10591
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF THE LATEST PRACTICABLE DATE: 11,213,806 SHARES AS OF JANUARY 1, 1999

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                          PART I - FINANCIAL STATEMENTS

    ITEM 1 -  FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       number
                                                                                                       ------
              Consolidated balance sheets at September 30, 1998 (unaudited)
               and December 31, 1997                                                                        1

              Consolidated statements of operations (unaudited)
               for the three months ended September 30, 1998 and 1997                                       2

              Consolidated statements of operations (unaudited)
               for the nine months ended September 30, 1998 and 1997                                        3

              Consolidated statement of stockholders' equity (unaudited)
               for the nine months ended September 30, 1998                                                 4

              Consolidated statements of cash flows (unaudited)
               for the nine months ended September 30, 1998 and 1997                                        5

              Notes to consolidated financial statements                                                  6 - 7

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                        7 - 13

                                                   PART II - OTHER INFORMATION


ITEM 5 -      OTHER INFORMATION                                                                          14 - 15

ITEM 6-       EXHIBITS                                                                                   16 - 19


              THIS REPORT ON FORM 10-Q SB CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AS DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT, ANNUAL REPORT ON FORM 10-K SB FOR THE YEAR ENDED DECEMBER 31, 1997, AND OTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, WHICH ADDRESS THE COMPANY'S EXPECTATIONS OF SOURCES OF CAPITAL OR WHICH EXPRESS THE COMPANY'S EXPECTATION FOR THE FUTURE WITH RESPECT TO FINANCIAL PERFORMANCE OR OPERATING STRATEGIES CAN BE IDENTIFIED AS FORWARD LOOKING STATEMENTS. AS A RESULT, THERE CAN BE NO ASSURANCE THAT THE COMPANY'S FUTURE RESULTS WILL NOT BE MATERIALLY DIFFERENT FROM THOSE DESCRIBED HEREIN AS BELIEVED, ANTICIPATED, ESTIMATED OR EXPECTED, WHICH REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS. THE COMPANY HEREBY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY SUCH STATEMENTS TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH SUCH STATEMENT IS BASED.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                                                 September 30, 1998   December 31, 1997
                                                                                 ------------------   -----------------
Current assets:                                                                               (unaudited)
    Cash                                                                               $   618,901    $ 1,597,825
    Accounts receivable, net of allowance for doubtful accounts of
     $5,547 at September 30, 1998 and $40,777 at December 31, 1997                         408,451        650,505
    Inventory                                                                              134,241        132,727
    Prepaid expenses and taxes                                                              59,991        152,979
    Other current assets                                                                    56,728         61,629
                                                                                       -----------    -----------
         Total current assets                                                            1,278,312      2,595,665
                                                                                       -----------    -----------

Equipment and fixtures, net                                                                622,308        236,002
                                                                                       -----------    -----------

Other assets:
    Database development costs, net                                                      1,138,549      1,228,189
    Computer system product development costs, net                                         278,397        371,888
    Other                                                                                   50,848        178,266
                                                                                       -----------    -----------
         Total other assets                                                              1,467,794      1,778,343
                                                                                       -----------    -----------
Total assets                                                                           $ 3,368,414    $ 4,610,010
                                                                                       -----------    -----------
                                                                                       -----------    -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                   $   423,016    $   271,129
    Accrued expenses                                                                       142,218        215,252
    Stockholder notes and loans payable                                                    302,367        386,332
                                                                                       -----------    -----------
         Total current liabilities                                                         867,601        872,713
                                                                                       -----------    -----------

Long-term liabilities:
    Deferred income taxes                                                                  240,000        240,000
                                                                                       -----------    -----------

Commitments and contingencies (Note 4)                                                                       --

Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares, issued as follows: Cumulative
      Preferred stock, class B, series 1, no par value, issued and
       outstanding 150,000 shares, full liquidation value $150,000                       1,150,000        150,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
     11,213,806 & 10,813,806 issued and outstanding                                         26,925         21,514
    Additional paid-in capital                                                           7,157,952      6,751,897
    Accumulated deficit                                                                 (6,074,064)    (3,426,114)
                                                                                       -----------    -----------
         Total stockholders' equity                                                      2,260,813      3,497,297
                                                                                       -----------    -----------

Total liabilities and stockholders' equity                                             $ 3,368,414    $ 4,610,010
                                                                                       -----------    -----------
                                                                                       -----------    -----------


See accompanying notes to consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                         1998              1997
                                                     ------------    ------------

Net sales                                            $     91,383    $    439,431

Cost of sales, including amortization expense
 of $22,218 and $68,187, respectively                     515,948         173,103
                                                     ------------    ------------
Gross profit                                             (424,565)        266,328
                                                     ------------    ------------

Expenses:
   General and administrative expenses                    906,608         708,366
   Research and development                                  --            36,789
                                                     ------------    ------------
      Total expenses                                      906,608         745,155
                                                     ------------    ------------

Loss from operations before other income (expense)
 and income tax expense                                (1,331,173)       (478,827)
                                                     ------------    ------------

Other income (expense):
   Interest income                                            988           5,420
   Other, net                                              (1,443)           --
   Interest expense                                        (9,081)         (7,499)
                                                     ------------    ------------
         Total other income (expense)                      (9,536)         (2,079)
                                                     ------------    ------------

Loss before income tax expense                         (1,340,709)       (480,906)

Income tax expense (benefit)                                 --              (165)
                                                     ------------    ------------


Net loss                                             $ (1,340,709)   $   (481,071)
                                                     ------------    ------------
                                                     ------------    ------------


Net loss applicable to common shares                 $ (1,340,709)   $   (481,071)
                                                     ------------    ------------
                                                     ------------    ------------
Loss per common equivalent share:
   Basic:
   Net loss                                          $       (.12)   $       (.06)
                                                     ------------    ------------

   Net loss applicable to common shares              $       (.12)   $       (.06)
                                                     ------------    ------------

Weighted average number of shares outstanding          11,213,806       8,015,486
                                                     ------------    ------------



See accompanying notes to consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                          1998            1997
                                                     ------------    ------------
Net sales                                            $    300,711    $  1,026,431

Cost of sales, including amortization expense
 of $202,896 and $204,591, respectively                   733,766         466,166
                                                     ------------    ------------
Gross (loss) profit                                      (433,055)        560,265
                                                     ------------    ------------

Expenses:
    General and administrative expenses                 2,521,601       1,553,296
    Research and development                                 --            88,917
                                                     ------------    ------------
       Total expenses                                   2,521,601       1,642,213
                                                     ------------    ------------

Loss from operations before other income (expense)
 and income tax expense                                (2,954,656)     (1,081.948)
                                                     ------------    ------------

Other income (expense):
    Interest income                                         8,189          27,128
    Other, net                                             (3,068)           --
    Interest expense                                      (29,608)        (85,474)
                                                     ------------    ------------
       Total other income (expense)                       (24,487)        (58,346)
                                                     ------------    ------------

Loss before income tax expense                         (2,979,143)     (1,140,294)

Income tax expense                                           --              --
                                                     ------------    ------------

Net (loss)                                           $ (2,979,143)   $ (1,140,294)
                                                     ------------    ------------
                                                     ------------    ------------
Net loss applicable to common shares                 $ (2,979,143)   $ (1,140,294)
                                                     ------------    ------------

Loss per common equivalent share:
    Basic:
    Net loss                                         $       (.27)   $       (.14)
                                                     ------------    ------------

    Net loss applicable to common shares             $       (.27)   $       (.14)
                                                     ------------    ------------

Weighted average number of shares outstanding          10,969,490       8,015,486
                                                     ------------    ------------



See accompanying notes to consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)




                                          Preferred Stock           Preferred Stock                                     Additional
                                         Class B, Series C         Class B, Series 1              Common Stock            Paid-in
                                      Shares         Amount     Shares        Amount        Shares          Amount        Capital
                                      ------        --------  ------------    -----------   ------------    ------    ------------

Balances at December 31, 1997              0              0       150,000    $   150,000    10,813,806   $    21,514   $ 6,751,897

Exercise of 400,000 warrants                                        --             --          400,000           400       399,600

Pioneer Investment                   333,333      1,000,000                                                             (1,000,000)

Preferred stock dividend                                             --             --            --             --            --

Net loss for the nine months
 ended September  30, 1998              --             --            --             --            --            --            --
                                     -------      ---------       -------    -----------    ----------   -----------   -----------

Balances at September 30, 1998       333,333      1,000,000       150,000    $   150,000    11,213,806   $    21,914   $ 7,151,497
                                     -------      ---------       -------    -----------    ----------   -----------   -----------
                                                                             -----------    ----------



                                                    Total
                                 (Accumulated     Stockholders'
                                  Deficit)         Equity
                                -------------  ------------

Balances at December 31, 1997    $(3,426,114)   $ 3,497,297

Exercise of 400,000 warrants          --            400,000

Pioneer Investment                                1,000,000

Preferred stock dividend
                                      (7,500)        (7,500)

Net loss for the nine months
 ended September  30, 1998        (2,979,243)    (2,979,243)
                                  ----------     ----------

Balances at September 30, 1998   $(7,412,857)   $ 1,910,655
                                  ----------     ----------
                                  ----------     ----------


          See accompanying notes to consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                        1998          1997
                                                                                    -----------    -----------
Cash flows for operating activities:
      Net loss from operations                                                      $(2,979,143)   $(1,140,294)
  Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                     274,921        235,329
      Amortization of deferred financing costs                                             --           53,516
 Decrease (increase) in:
      Accounts receivable                                                               242,054       (358,990)
      Prepaid expenses and taxes                                                         92,988        (37,052)
      Other current assets                                                                4,898         21,813
      Inventory                                                                          (1,514)       (66,092)
  Increase (decrease) in:
      Accounts payable                                                                  151,887          6,658
      Billings in excess of costs and estimated earnings on uncompleted contracts          --         (193,346)
      Accrued expenses                                                                  (73,034)       (11,204)
                                                                                    -----------    -----------
Net cash flows used for operating activities                                         (2,286,943)    (1,489,662)
                                                                                    -----------    -----------

Cash flows for investing activities:
      Other assets                                                                         --         (149,368)
      Proceeds from sale of automobile                                                     --            1,660
      Database development costs capitalized                                            (14,353)       (95,376)
      Purchase of equipment and fixtures                                               (336,325)      (132,983)
                                                                                    -----------    -----------
Net cash flows used for investing activities                                           (350,678)      (376,067
                                                                                    -----------    -----------

Cash flows from financing activities:
      Proceeds from exercise of warrants and sale of common stock                     1,742,662        600,000
      Principal payments on long-term debt                                                 --          (54,217)
      Registration costs incurred                                                          --         (114,035)
      Repayments of stockholder loans                                                   (83,965)      (102,181)
                                                                                    -----------    -----------
Net cash flows provided by financing activities                                       1,658,697        329,567
                                                                                    -----------    -----------

Net (decrease) increase in cash                                                        (978,924)    (1,536,162)


Cash at beginning of period                                                           1,597,825      1,851,114
                                                                                    -----------    -----------
Cash at end of period                                                               $   618,901    $   314,952
                                                                                    -----------    -----------
                                                                                    -----------    -----------





See accompanying notes to consolidated financial statements.

                         NEUROCORP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

NOTE 1        -   GENERAL

                  The Company is primarily involved in two business. Through its wholly-owned subsidiary, HZI Research Center, Inc. ("HZI"), the Company contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and performs neurological testing services for hospital and physicians. Through its wholly-owned subsidiary Memory Centers of America, Inc. ("MCAI"), the Company provides non-medical management of facilities as well as education and consultation services to individuals who suffer from memory disturbances. Revenues from this wholly-owned subsidiary were immaterial for the three and nine months ended September 30, 1998 and 1997.

                  The Company conducts its operations in Tarrytown and, Manhattan, New York.

                  The unaudited interim financial statements for the three and nine months ended September 30, 1998 and 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1997, included in Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2        -   GOING CONCERN

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1997 and 1996, the Company incurred losses of $2,423,602 and $1,634,675 respectively. Additionally, the Company generated negative cash flows from operations of $2,568,380 and $897,382 for the years ended December 1997 and 1996, respectively. The Company's ability to continue as a going concern is currently dependent on its ability to successfully attain profitability and positive cash flows from operations as well as obtain capital or other financing to fund future losses and intended expansion. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                  The Company's financial condition has been mitigated as follows:

                  On April 7, 1998, the Company signed a Letter of Intent with Pioneer Ventures Associates Limited Partnership ("Pioneer") whereby the Company would receive a minimum of $2,000,000 to a maximum of $4,500,000 in exchange for issuing shares of an 8% cumulative preferred stock at $3 per share convertible into common stock on a share-for-share basis. Prior to the Company receiving any funds, Pioneer performed a due diligence which was completed, and resulted in the Company receiving an initial $2,000,000. Pioneer has imposed certain other conditions which resulted in the Company bringing in a new chief executive officer and the election of two (2) Pioneer representatives to the Board of Directors.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

NOTE 2        -   GOING CONCERN (Cont'd)

                  The Company received an initial investment of $1,000,000 from Pioneer on July 30, 1998 for which it issued 333,333 shares of a new class of Series C 8% Senior Convertible Preferred Stock. Pioneer is evaluating the capital requirements of MCAI and HZI's contract research division and will invest up to a total of $4,500,000 based on terms and conditions to be agreed upon. The Company is also exploring additional options to obtain capital or financing.

                  The Company received an additional $1,000,000 from Pioneer on December 4, 1998 for which it issued 400,000 shares of Series C Senior Convertible Preferred Stock.

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

                  The Company is primarily involved in two businesses: (i) it contracts clinical research and performs data analysis for health agencies, research organizations and pharmaceutical companies, and (ii) it manages two facilities that diagnose and treat memory disturbances. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and the Company performs neurological testing services for hospitals and physicians. The Company conducts these activities through two wholly owned subsidiaries, HZI Research Center, Inc. ("HZI"), a New York corporation and Memory Centers(TM) of America, Inc. ("MCAI"), a Delaware Corporation. In MarCH 1996, the Company established MCAI to provide non-medical management, educational, consultation and marketing services to licensed physicians and entities controlled by them. These physicians offer professional diagnostic and treatment services, to persons who suffer from memory disturbances. There are currently two Memory Centers(TM), one located in New York CiTY (Manhattan), one in Tarrytown, New York. A third Memory Center, in Bakersfield, California, completed its first contracted year and is currently negotiating terms for renewal with the Company. During January 1998, the Company commenced the construction of a signature Memory Center in Manhattan, New York. Such Memory Center was completed November 1, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

                  OVERVIEW (Cont'd)


                  Revenues from this wholly-owned subsidiary were $41,450 and $16,000 for the nine months ended September 30, 1998 and 1997, respectively.

                  The Company recognizes revenue and costs from its contracts under the percentage of completion method. Cost of revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete contracts in progress. Changes in each contract's performance, conditions and estimated profitability including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In addition, losses are recognized in full when determinable.

                  THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                  The Company reported a net loss of $1,340,709 for the three months ended September 30, 1998 as compared to a net loss of $481,071 for the three months ended September 30, 1997.

                  Revenues for the three months ended September 30, 1998 and 1997 amounted to $91,383 and $439,431, respectively. Gross
                  (loss) profit for the three months ended September 30, 1998 and 1997 amounted to $(424,565) and $266,328, respectively or a net decrease of $(690,893). The Company includes amortization of its database and computer system product development costs in the cost of sales. Commencing January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the three months ended September 30, 1998 and 1997 amortization charges amounted to $66,847 and $68,197, respectively. The decrease in sales and increase in the net loss reported during the three months ended September 30, 1998 as compared to the net loss three months ended September 30, 1997 is attributable to the following:

              1. The Company has not entered into any major multi-million dollar new long-term contracts since December 31, 1993 and major contracts recorded prior to this period were substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1997 and 1996, the Company received $405,700 and $759,000, respectively, of new contracts. Revenues from contracts for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 amounted to $55,985 and $85,047, respectively. The contract division's low revenues for the September 30, 1998 and 1997 quarters is attributable to the Company's lack of new contracts. The Company believes that demand for more effective central nervous system drugs with fewer negative side effects will continue to stimulate the demand for contract research on central nervous system drugs, and the Company is making efforts to secure new research contracts.

                  The increase in net loss for the three months ended September 30, 1998, as compared to the net loss three months ended September 30, 1997, is the result of reduced revenues, cost of

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)

                  THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (Cont'd)


                  sales, including amortization charges, related to contract research, continuing general and administrative expenses including costs associated with the opening of the Company's Manhattan Signature Memory Center, as noted below.

                  General and administrative expenses include overhead, administrative salaries, selling and consulting costs. Further, the Company classifies the costs of planning, designing and establishing the technological feasibility of its computer system products as research and development costs and charges those costs to expense when incurred. After technological feasibility has been established, costs of producing a marketable product and its prototype are capitalized. Capitalized database and computer system development costs are composed mainly of payroll and other direct employee costs. Costs associated with the above, which are not capitalized during the period, are charged to either general and administrative or research and development expense.

             2. Memory Center-TM- management fees for the three months ended September 30, 1998 and 1997 amounted to $12,000 and $9,000, respectively. $0 and $9,000 of this revenue for the three months ended September 30, 1998 and September 30, 1997 was derived from Manhattan Westchester Medical Services, P.C. ("Manhattan Westchester") through a program conducted under the management of MCAI and the $12,000 revenue for the three months ended September 30, 1998 was from U.S. Neurology, P.C. Manhattan Westchester is a medical practice that is wholly owned by the Company's Chairman. Effective March 1, 1998, Manhattan Westchester has not been providing such medical services to MCAI. The Company is undergoing negotiations with physicians to provide medical services to MCAI.

                  General and administrative expenses for the three months ended September 30, 1998 were $906,608 as compared to the three months ended September 30, 1997 of $708,366 or an increase of $198,242 or 28%. The increase in general and administrative expenses for the three months ended September 30, 1998 is primarily due to the Company opening its Manhattan Signature Center for MCAI.

                  Research and development costs ("R&D") for the three months ended September 30, 1998 were $0 as compared to the three months ended September 30, 1997 of $36,789 or a decrease of $36,789. The decrease in R&D costs is principally due the Company's concentrating its efforts on contract research and the opening of the Manhattan Signature Memory Center.

                  During November and December 1997, the Company liquidated several loans which were convertible into common stock. As a result of these conversions, interest expense for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 decreased by $4,472.

         ITEM 2   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Cont'd)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                  Revenues for the nine months ended September 30, 1998 and 1997 amounted to $300,711 and $1,026,431, respectively. Gross
                  (loss) profit for the nine months ended September 30, 1998 and 1997 amounted to $(433,055) and $560,265, respectively. The Company includes in the cost of sales amortization of its database and computer system product development costs. Commencing, January 1, 1996 the Company revised its estimate of the useful life of the software development cost from 17 years to 7 years. This change was made to better reflect the estimated period during which the assets will remain in service. For the nine months ended September 30, 1998 and 1997 amortization charges amounted to $202,896 and $204,591, respectively. The increase in net loss is a result of an overall decrease in revenues during the nine months ended September 30, 1998 and an increase in costs of sales, including amortization expense.

                  Furthermore, the decrease in sales and gross profit during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is attributable to the following:

             1. The Company has not entered into any major new contracts since December 31, 1993 and major contracts recorded prior to this period were substantially completed during the December 31, 1995 and 1994 year end. For the years ended December 31, 1997 and 1996, the Company received $405,700 and $759,000, respectively, of new contracts. Revenues from contracts for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 amounted to $211,393 and $383,059, respectively, or a net decrease of $171,666. The contract division's low revenues for the September 30, 1998 and 1997 quarters is attributable to the Company's lack of major new contracts. The Company believes that demand for more effective central nervous system drugs with fewer negative side effects will continue to stimulate the demand for contract research on central nervous system drugs, and the Company is making efforts to secure new research contracts.

             2. Memory Center-TM- management fees for the nine months ended September 30, 1998 and 1997 amounted to $34,140 and $26,629, respectively. $6,000 and $16,000 of this revenue for the nine months ended September 30, 1998 and 1997 was derived from Manhattan Westchester through a pilot program conducted under the management of MCAI and $18,000 of the revenue for the nine months ended September 30, 1998 was from the Company's Bakersfield Memory Center.

                  General and administrative expenses for the nine months ended September 30, 1998 were $2,521,601 as compared to the nine months ended September 30, 1997 of $1,553,296 or an increase of $968,305 or 67%. The increase in general and administrative expenses for the September months ended September 30, 1998 is primarily due to the Company opening its Manhattan Signature Center for MCAI.

                  During November and December 1997, the Company liquidated several loans which were convertible into common stock. As a result of these conversions, interest expense for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 decreased by $55,866.

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)


                  LIQUIDITY AND CAPITAL RESOURCES

                  At September 30, 1998 and December 31, 1997, the Company had working capital of $605,872 and $1,464,877, respectively. The Company's cash balance at September 30, 1998 amounted to approximately $618,901 after giving effect to an influx of $1,000,000 of capital on July 30, 1998. The Company's net accounts receivable amounted to $408,451 at September 30, 1998. As of September 30, 1998, of the Company's current liabilities amounting to $867,601, $300,000 represents stockholder loans which remain unpaid as of December 31, 1998. The Company expects to repay the remaining debt from internally generated funds or additional public or private sales of its securities.

                  For the nine months ended September 30, 1998 and 1997, the Company used cash for operations of $2,286,943 and $1,489,662, respectively, resulting in increased use of cash for operations by $797,281. The net increase for the nine months ended September 30, 1998 is the result of loss from operations amounting to $2,979,143 compared to the loss from operations for the nine months ended September 30, 1997 of $1,140,294.

                  For the nine months ended September 30, 1998 and 1997 cash used by investing activities amounted to $350,678 and $376,067, respectively, or a net decrease in use of cash of $25,389. The decrease use in cash for investing activities for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was attributable to the following: (i) capitalized database development costs of $14,353 and $95,376 for the nine months ended September 30, 1998 and 1997 (ii) decrease in purchases of other assets to $0 for September 30, 1998 from $149,368 for the nine months ended September 30, 1997.

                  For the nine months ended September 30, 1998 and 1997 cash provided by financing activities amounted to $1,658,697 and $329,567, respectively. For the nine months ended September 30, 1998, 400,000 shares were issued in connection with exercise of 400,000 warrants. For the nine months ended September 30, 1997, the Company received $600,000 in connection with the exercise of 200,000 Class B and 200,000 Class C warrants, which resulted in the Company issuing 400,000 shares of common stock. The Company incurred registration costs for the nine months ended September 30, 1998 and 1997 amounting to $0 and $114,035, respectively, in connection with registering shares of common stock and warrants pursuant to contractual obligations with certain stockholders. At September 30, 1998 and 1997, the Company accrued $7,500 and $7,500 of dividends for Series 1 preferred stock as required under the terms of the preferred stock.

                  On April 7, 1998, the Company entered into a letter of intent "(LOI") with Pioneer Ventures Associates Limited Partnership ("Pioneer"), whereby Pioneer would invest up to $4,500,000 in the Company in return for Senior Series C convertible preferred stock, 8% dividend, convertible on a share-for-share basis into common stock. Upon execution of the final contract, Pioneer invested $1,000,000. In connection with the transaction, a new Chief Executive Officer has been named and, in addition, a marketing and financial team will be assembled for the Company, and two seats on the Board of Directors are held by Pioneer representatives. The Company incurred costs of approximately $120,000 to complete this transaction. The Company completed the first phase of this transaction on July 30, 1998. In consideration for the initial investment of $1,000,000, the Company issued 333,333 shares of a new class of Series C Senior Convertible Preferred Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

                  LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

                  Based on meeting certain financial, business improvements and other requirements, the Company completed the second phase of this transaction on December 4, 1998. In consideration for an additional investment of $1,000,000, the Company issued 400,000 shares of a new class of Series C Senior Convertible Preferred Stock. The remaining $2,500,000 investment is subject to the satisfactory completion by the Company of certain conditions as well as agreed to milestones to be achieved.

                  The Company expects that the available cash balance, together with projected cash generated from operations and additional funding, will be sufficient to fund its activities for the next 12 months.

                  ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas, and major customers. The Company will adopt the disclosure prescribed by SFAS 131 in its 1998 Annual Report as required.

                  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. This statement was adopted effective January 1, 1998 and such adoption is not expected to have a material effect on the Company's financial statements.

                  EFFECTS ON INFLATION AND EXCHANGE RATES

                  The Company has not been materially affected by inflation or changes in foreign exchange rates. However, there can be no assurance that the Company's business will not be affected by inflation or foreign exchange rates in the future.

                  YEAR 2000

                  The Company's current data processing systems are not yet fully Year 2000 compliant. The Company has developed and is currently executing a comprehensive plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation, and (iv) testing and certification. At year end 1998, the Company had substantially completed the inventory stage for its Company-owned systems and applications. The assessment and remediation processes are currently underway and the Company is utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted to be largely completed by August 31, 1999. Testing and certification of these systems and applications are targeted for completion by end-third quarter 1999.

                  The Company is embodying the Year 2000 issue with planned system augmentations. Total Year 2000 costs for Company-owned systems and applications are currently estimated to be approximately $25,000 in 1999. A large majority of these costs are currently believed

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)

                  YEAR 2000 (Cont'd)

                  to be incremental expenses that will not recur in the Year 2000 or thereafter.

                  The Company is initiating communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not presently reasonably estimable.

                  MANAGEMENTS'S PLAN

                  NeuroCorp's business plan centers around the following main objectives:

                  First, to focus primarily on the development of MCAI and Signature Center in Manhattan. This required the completion of an advertising/marketing strategy which was completed in November 1998. Once the Signature Center is a profitable on-going operation, expansion into other sites through physicians or other health care entities will follow. It is expected that expansion into other sites will begin in the second quarter of 1999.

                  Secondly, the Company continues its quest for new and continuing contract research through its HZI operation. Several important proposals for contracts are in their second of three phases of negotiations, and it is expected that HZI will be contracting for an additional $500,000 in new business by late March/early April of 1999.

                  Third, the Company is considering to joint venture or possibly license some of its other business opportunities (Tele-Map-TM-, 2 channel QPEEG-TM- system, development of Memory Centers internationally) with other organizations. The Company's objective is to enhance the Company's cash flow in the near term, while allowing a more rapid growth of these other product lines, in which the Company will continue to retain some or all of its ownership rights.

                  As a completed revised business plan is finalized, looking into year 2000 and beyond, the Company believes that both MCAI and HZI will provide substantial cash flow and profitability, once MCAI enters into its anticipated growth phase, expanding into 25 plus sites in 2000 and over 100 by 2001. This will require additional capital of approximately $8-10 million over the next 6 to 9 months. While the Company is currently pursuing additional financing opportunities, there is no assurance that such financing can be obtained.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

            None

ITEM 2 - Changes in Securities:

            None

ITEM 3 - Defaults Upon Senior Securities:

            None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

            None

ITEM 5 - Other Information:

           On July 30, 1998 the Company entered into an Investment Agreement with Pioneer Ventures Associates Limited Partnership, located in Windsor, Connecticut ("Pioneer") pursuant to which Pioneer would invest up to $4,500,000 in the Company in exchange for the issuance of shares of a new class of preferred stock designated Series C Senior Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into one share of the Company's Common Stock at any time and from time to time and holders of the Preferred Stock are entitled to an 8% cumulative quarterly cash dividend payable quarterly in arrears. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company holders of Preferred Stock are entitled to a liquidation preference of $10 per share. The investment is to be made in stages and is subject to various terms and conditions and the continued compliance thereof, as well as the market price of the Company's stock and the completion of certain milestones.

           So long as Pioneer owns Preferred Stock or Common Stock of the Company, the Company is required to use its best efforts to cause two nominees of Pioneer to be elected as directors of the Company.

           On July 30, 1998 Pioneer made its first investment of $1,000,000 in exchange for 333,333 shares of the Company's Preferred Stock. In connection with this first investment and as a condition thereof, Vernon L. Wells was named Chief Executive Officer of the Company replacing Dr. Turan M. Itil, who continues as Chairman of the Board. Messrs. Joseph DioGuardi, I. Ronald Horowitz, Richard Katz, Martin Katz and Pierre Le Bars resigned as Directors; the number of Directors was reduced to five and Mr. Wells and James M. Coady and Dr. Paul Lerman (both nominees of Pioneer) were elected to the Board with Dr. Itil and Kurt Z. Itil continuing as Directors.

           Information regarding each of Messrs. Wells, Coady and Lerman is set forth below:

           Vernon Wells, President and CEO, NeuroCorp, Ltd. is 40 years old. He was the Vice President and General Manager of Quest Diagnostics, Inc. in Teterboro, N.J., from 1984 to 1997.

           James Coady, 51, has been Treasurer and a Director of Pioneer Ventures Corp. and a manager of Ventures Management Partners, LLC, the General Partner of Pioneer Ventures Associates Limited Partnership since their founding in July 1997. From 1984 to 1998, Mr. Coady served as President

           PART II - OTHER INFORMATION (Cont'd.)

           ITEM 5 - Other Information (Cont'd.)

           and Registered Principal of Constitution Securities, Inc. (a Broker Dealer licensed by the National Association of Securities Dealers and the Securities and Exchange Commission). This Company is no longer active as a Broker Dealer.

           Paul Lerman, Ph.D., 58, has been the Dean of the Silberman College of Business Administration at Fairleigh Dickinson University, in Harrington Park, N.J., since 1990.

           Dr. Lerman and Mr. Coady are the two directors designated by Pioneer Ventures Associates, L.P. under the terms of the Investment Agreement. Dr. Lerman is a cousin of and Mr. Coady is the son-in-law of Robert Lerman, the General Partner of PVALP.

           In addition, and as a condition of entering into the Investment Agreement, Pioneer required that Dr. Turan M. Itil, Kurt Z. Itil, Yasmin Itil Le Bars, Eleonore Itil, I. Ronald Horowitz, Pierre Le Bars, Aileen Kunitz, Richard Katz, Emin Eralp and Joseph DioGuardi (the "Principal Shareholders") enter into a Voting and Shareholders Agreement which provides that so long as Pioneer owns any Preferred Stock or Common Stock of the Company the Principal Shareholders agree to vote their shares of Common Stock for Pioneer's two (2) designees to the Board of Directors. This Agreement also restricts sales and transfer of Common Stock of the Company without Pioneer's consent and provides for certain co-sale rights.

           A previous Voting Trust Agreement in favor of the Chairman, entered into by all of the following persons other than Messrs. Horowitz and DioGuardi, was terminated.

           Further, in connection with the first investment by Pioneer the Employment Agreement between Dr. Turan M. Itil and the Company was modified to provide that he will be retained by the Company as a director and consultant until September 20, 2002 with annual compensation of $150,000 subject to continuance until September 20, 2005 if certain specified objections are satisfied and if they are not satisfied the Agreement is subject to earlier termination.

           Pending the finalization of a two (2) year Employment Agreement with the Company, Mr. Wells is being paid at the rate of $675 per day plus out of pocket expenses, including travel, and lodging.

           On December 4, 1998 Pioneer made its second investment of $1,000,000 in exchange for 400,000 shares of the Company's Preferred Stock pursuant to a Modification to the Investment Agreement entered into on that date.

           Assuming the conversion of the 733,333 shares of Preferred Stock owned by Pioneer into a like number of shares of the Company's Common Stock and based on 11,213,806 shares outstanding as of January 1, 1999, Pioneer would own approximately 6.14% of the Company's Common Stock after giving effect to such assumed conversion.

           In connection with the second investment by Pioneer, the Company's Board of Directors authorized the Company to indemnify and hold harmless Pioneer Ventures Associates Limited Partnership; Ventures Management Partner LLC; Pioneer Ventures Corp. and each and all of their respective members, managers, officers, directors and attorneys from any claims made by or actions brought by Dr. Turan M. Itil in connection with his Employment Agreement with the Corporation and further authorized the Company to deposit $100,000 of the proceeds from the second investment in an escrow or segregated account to be used for the defense of any ligitation brought against any of those entities or individuals intended to be covered by the foregoing indemnification.

                      PART II - OTHER INFORMATION (Cont'd.)




ITEM 6 - Exhibits and Reports on Form 8-K:

             a)   Exhibits

       Exhibit Number:

           10 (m) Investment Agreement dated as of July 30, 1998 between the Company and Pioneer Ventures Association LP

           The following Exhibits to the Investment Agreement are omitted and will be provided to the Commission upon request:

                      TITLE                                                   EXHIBIT NO.
                      -----                                                   ----------
           Series C Senior Convertible Preferred Stock............................ 1.1
           The Financial Statements............................................... 4.7-A
           The Financial Statements............................................... 4.7-B
           Patents, Trademarks, Etc............................................... 4.8
           Schedule of Documents.................................................. 4.12
           Loans and Liens........................................................ 4.18
           Related Party Transactions............................................. 4.23


                (m) (i) First Modification to the Investment Agreement dated December 4, 1998

           10 (n)  Voting and Shareholders Agreement dated as of July 30, 1998

                (n) (i) First Modification to Voting and Shareholders Agreement dated as of October, 1998

           27      Financial Data Schedule


             b)    Reports on Form 8-K

                   None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NeuroCorp., Ltd.


Date: January 29, 1999                             By: /s/ Vernon L. Wells
     -------------------------                  ---------------------------
                                                    Vernon L. Wells
                                                    President/CEO/acting CFO

INDEX OF EXHIBITS


           EXHIBIT NUMBER:

           10 (m) Investment Agreement dated as of July 30, 1998 between the Company and Pioneer Ventures Association LP

           The following Exhibits to the Investment Agreement are omitted and will be provided to the Commission upon request:

           TITLE                                                                         EXHIBIT NO.
           -----                                                                         ----------
           Series C Senior Convertible Preferred Stock.......................................1.1
           The Financial Statements..........................................................4.7-A
           The Financial Statements..........................................................4.7-B
           Patents, Trademarks, Etc..........................................................4.8
           Schedule of Documents............................................................4.12
           Loans and Liens..................................................................4.18
           Related Party Transactions.......................................................4.23



              (m) (i) First Modification to the Investment Agreement dated December 4, 1998

           10 (n)   Voting and Shareholders Agreement dated as of July 30, 1998

              (n) (i) First Modification to Voting and Shareholders Agreement dated as of October, 1998

           27     Financial Data Schedule