Form 10KSB
period 1998-12-31
NEUROCORP LTD
filed 1999-10-13
CIK 814043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                 to

--------------------------------------------------------------------------------

Commission File Number:             33-2205-D
                        --------------------------------------------------------
                                 NeuroCorp., Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                  22-2813990
----------------------------------           -----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

45 Knollwood Road, Elmsford, New York                                      10523
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (914) 631-3315
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

150 White Plains Road, Tarrytown, New York, 10591
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
                                                               Yes [ ]   No [xx]

and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [xx]  No [  ]

The issuer's revenues for its most recent fiscal year were $199,954.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of August 18, 1999 was $6,317,815.

The number of shares outstanding of each of the issuer's classes of common equity as of the August 18,

1999 11,231,672.

Cautionary Statement Regarding Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking information made on behalf of the Company. Certain statements in this annual report on Form 10-KSB are "forward-looking statements". These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this annual report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations, and intentions and other factors discussed in this report. We assume no obligation to update such forward-looking statements.


ITEM 1.  BUSINESS

         NeuroCorp, Ltd. ("The Company"), formerly known as Tamarac Ventures, Ltd., was incorporated in the State of Nevada on March 18, 1987 and completed an initial public offering in September, 1987.

         The Company has two wholly owned subsidiaries, HZI Research Center Inc. ("HZI") and Memory Centers of America Inc. ("MCAI"). The Company conducts almost all of its activities through these subsidiaries. HZI is in the business of contracting clinical research and performing data analysis for the Company and MCAI provides non-medical management to licensed physicians and entities that operate memory centers.

         The Company has incurred losses over the past four years totaling $9,964,753. The Company has been able to remain in business solely because of its ability to raise investment capital. Its ability to continue to raise capital to support its operations is hampered by the continuing and growing losses. For the year ending December 31, 1998 the Company reported a net loss of $5,654,834. This loss can be attributed to a number of factors, including the following: HZI has not started any major new research contracts in two years and had substantially finished all contracts prior to 1998; the Company incurred substantial costs during the construction of a "Signature Memory Center" for MCAI; prior to July 1998 the Company failed to create a successful marketing plan for MCAI and therefore did not generate significant revenues from MCAI; the Company had attempted to create and develop a number of different products and services that stretched its resources and personnel in many different directions and despite the reduction in revenue and work the Company did not reduce overhead costs and payroll levels until the third quarter of 1998.

         The Company has taken the following steps to curtail the losses. First, management has been changed. The Company hired Vernon L. Wells as its Chief Executive Officer and President in 1998. Mr. Wells replaced Dr. Turan Itil who resigned May 15, 1998. Mr. Wells has brought in a new operations director for MCAI, Herman Tong, and has assigned Kurt Z. Itil, Executive VP the responsibility of marketing and obtaining contract research business for HZI. In addition the company hired a new financial executive, Donald Albertie, and they have restructured the financial department.

         The new management has repositioned the Company to focus on a few core businesses, which they believe will give the Company the best opportunity to end the losses and eventually be profitable. HZI will concentrate on obtaining new contract research work and while this business is not expected to have significant long-term growth, the Company expects this business to realize revenues of approximately $300,000 to $400,000 in 1999. HZI has not started any major research contracts since 1997 and has not marketed its services in the past few years. The Company has secured and started work for consulting services to be performed over a two-year period and has produced revenues in excess of $24,000 a month beginning in May 1999. Management expects HZI to generate revenues to support the current expense base until MCAI begins to contribute revenues and support growth in the Company

         MCAI works primarily with physicians who offer diagnostic, preventive and treatment services, that handle patients who have memory problems that range from "benign" age-related forgetfulness to different brain disturbances and Alzheimer's disease. The Signature Memory Center has been designed to be a model for the Company to use for marketing the MCAI business to other entities. The Company had previously planned on growing the MCAI business by constructing Memory Center-TM- offices throughout the country. This approach did not produce satisfactory results for a number of reasons, including; the high costs associated with the construction of each facility and with the marketing and advertising of MCAI services, which are necessary to develop a large patient base.

         The Company now plans to generate growth through affiliations with physicians, hospitals, medical groups, and skilled nursing care facilities and has been negotiating with a number of potential affiliates to open Memory Centers-TM-. The Company will provide protocols, equipment, computers, software and training at set-up and provide technical support and consultative services thereafter. The Company has signed four non-binding Letters of Intent that, if consummated, could result in the Company opening twenty to twenty-five Memory Centers-TM- by the end of 1999. If the Company were to close only one-half of the prospective contracts, it is likely the Company would open only five to ten Memory Centers-TM- by the end of 1999. Each Memory Center-TM- is expected to produce net cash flow of approximately $5,000 to $8,000 per month, beginning two to three months after opening.

         In the past, the Company marketed numerous other products that have not contributed to revenues significantly in the past two years. The Company is not planning to actively market these products or services over the next year. One service, Tele-Map-TM-, contributes approximately $3,000 to $5,000 a month in revenue. The Company anticipates marketing this in the future, but does not expect this service to grow enough so as to provide significant revenue for the Company.

         The Company has also taken steps to reduce its expenses from an average of over $315,000 per month during the first quarter of 1998 to under $200,000 per month during the third quarter of 1999. The number of full time employees has been reduced from twenty-five at January 1, 1998 to fifteen at July 31, 1999, respectively. The Company moved out of its Tarrytown, NY headquarters and opened a new smaller and less expensive administrative office in Elmsford, NY. In addition, the Company is working toward reducing its vehicle and equipment lease expenses, has reduced or eliminated other expenses and continues to look at other expense reduction options.

HZI Research Center Inc. and Contract Research Services

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

         The Company conducts trials in Phase I to IV studies and also monitors the studies conducted in other organizations, it supervises data collection and it analyzes both data and progress study reports. The Company's research studies adhere to strict federal and local rules and regulations and they are supervised by accredited institutional review boards, drug companies, and the local and federal offices of the FDA.

Competition

         Three major companies dominate the worldwide market in the contract research industry: Parexel International Corporation, Quintiles Transnational Corporation and Besselear Associates. The Company has made only nominal efforts to advertise or promote its contract research business and as a result, the Company had not started any major new studies since 1997. However, the Company believes that contract research is a growing industry in the United States. Major drug companies in the United States, Europe and Japan all conduct clinical research in the United States since, given the high level of regulatory oversight in the United States, the results of clinical tests performed in this country, are generally held in high regard. Moreover, the Company believes that drug companies will increasingly subcontract clinical research projects, and that many of these projects will increasingly focus on central nervous system drugs.

         As far as the Company's proprietary technology is concerned, such as its Quantitative Pharmaco-EEG (QPEEG-TM-) method or its Brain Function Monitoring (BFM) System-TM-, few of the Company's competitors in the United States have similar technology. Since the FDA guidelines do not require them, drug companies in the United States do not routinely conduct QPEEG-TM-studies. QPEEG-TM- is a method developed by HZI to evaluate a drug's effect on the central nervous system using its unique Computer-analyzed EEG (CEEG-TM-) technology. HZI statistically analyzes the before and after effects of a drug and correlates the changes with information in HZI's CEEG drug data base to determine the optimal time or dosage window to yield particular central nervous system effects. However, as noted above, given the increasing cost pressure on drug company executives, the Company believes that there will be growing interest in clinical studies that rely on the QPEEG-TM- method to determine therapeutic opportunities for psychotropic drugs in a cost-effective manner.

Marketing Strategy

         The Company's contract research has traditionally been dependent on the publications by and personal contacts of its staff to develop and generate contracts for clinical research studies.

         In addition to the contacts developed by its professional staff, the Company plans to make coordinated marketing efforts with other companies and will make joint presentations to medical, pharmaceutical and biotechnology companies. The Company also plans to more aggressively advertise its research capabilities in professional journals and will continue to participate in meetings of the professional scientific community, and present the results of its clinical research studies.

Memory Centers-TM- of America, Inc.

          MCAI provides non-medical management, educational, consultation and marketing services to licensed physicians and entities controlled by them. These physicians offer professional diagnostic, preventive and treatment services, that handle patients whose memory problems range from "benign" age-related forgetfulness to different brain disturbances and Alzheimer's disease. MCAI, through affiliated corporations, also supplies the diagnostic testing, training and communication equipment used in Memory Centers-TM-. Currently the Signature Center located in New York City, is the only operating center. The Memory Center-TM- in Manhattan is operated under a management agreement with A. Etemadi M.D., P.C. Under the terms of the management agreement, MCAI will supply equipment, management, marketing, data handling and personnel services for physicians, and the physicians provide all medical services and employ all clinical staff. MCAI is compensated through management fees for its managerial services, and it is compensated for its billing services and variable expenses, such as supplies, as they occur.

         In general, MCAI plans to establish Memory Centers-TM- with the offices of physicians, skilled nursing care facilities, hospitals or other similarly equipment medical centers. These facilities will have the necessary physician supervision, medical equipment and technologies and office space to allow for more economical start-up costs.

         MCAI expects to operate Memory Centers-TM- in a structural environment that will resemble medical practice management companies, where local physicians or professional corporations conduct all aspects of the medical services practice, and MCAI will provide certain management, administrative, marketing and professional support services. For example, MCAI will provide sophisticated, proprietary, high technology diagnostic testing and training systems to each Memory Center-TM-. All Memory Centers-TM- will have the ability to communicate via a tele-neuropsychiatry system with a central facility where medical experts will evaluate tests, provide reports and recommend treatment. MCAI will also be responsible for national advertising campaigns and may, insofar as state regulations allow, supply physicians at individual Memory Centers-TM- with medicinal products such as minerals, vitamins and alternative herbal medicines.

Competition

         To the best of the Company's knowledge, there is no other commercial enterprise that is attempting to create an identifiable national network of medically-based facilities offering preventive, diagnostic and therapeutic services for memory disturbances. Historically, a number of neurologists, psychiatrists and psychologists have developed memory-oriented clinics, but these have all focused on conducting research. While MCAI is not aware of any existing or proposed programs that offer the services provided by Memory Centers-TM-, the neurological departments of any hospital, Alzheimer's clinics and even well-equipped neurologists in private practice will potentially compete with the services Memory Centers-TM- offer. However, as noted above, since memory disturbances are generally not considered an illness, or a diagnostic category, doctors and hospitals have a tendency to belittle or ignore the problem, and patients themselves generally hesitate to address the problem until it becomes more severe. Patients with severe memory disturbances, such as Alzheimer's disease, will generally go to specialized Alzheimer's centers, neurology clinics or hospitals. However, for patients with light to moderate memory disturbances, there are currently no professional organizations available to help them. Memory Centers-TM- offer a unique set of services for this group of people, and MCAI intends to capitalize on the potential for Memory Centers-TM- to prevent memory disturbances that might otherwise occur, particularly given the increasing size of the population aged 65 or older.

Marketing

         MCAI management plans to market Memory Centers-TM- to patients, third-party payors, corporations and community service and government organizations. MCAI plans to initiate an aggressive, concentrated advertising effort to inform potential patients that memory disturbance can be objectively diagnosed and that early treatment may slow or even stop further memory deterioration. This media campaign will include print, radio and direct mail sources as well as the internet. MCAI will also make presentations at local organizations and community groups that include whose members largely consist of potential patients.

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

         Finally, MCAI intends to build relationships with community service groups and government organizations. For example, local groups such as assisted living centers, rehabilitation providers, senior centers and Alzheimer's Associations, all deal with populations that will be particularly interested in the services Memory Centers-TM- provide. MCAI will also try to build relationships with government organizations to create interest and support among government leaders to fund programs that utilize Memory Centers-TM-. MCAI expects to be involved in the public debate on issues such as third party payment, professional practice standards and the regulation of telemedicine.

Tele-Map-TM-

         HZI offers interactive neurological testing services to assist hospitals and physicians in the diagnosis of brain disorders. These services include providing diagnostic tests based on the Company's CEEG-Scan-TM- software with or without Dynamic Brain Mapping-TM-, and these services are known collectively as "Tele-Map-TM-."

         In the Tele-Map-TM- program, HZI provides hospitals or physicians with a conventional or specially designed modem used to transmit the data collected during a diagnostic test, via telephone, to HZI. HZI employees will then record the data and HZI's consultants and experts will then analyze and interpret the data, and prepare reports that are sent back to the physician within two business days of the test. HZI believes that this interactive service will continue to be attractive to hospitals and physicians alike, since it permits physicians to conduct EEG tests in their individual offices, or hospitals, without having to invest in the equipment needed to analyze and interpret results. HZI's technical experts will communicate with the testing physicians as they record data during the procedure to ensure the quality of the results.

         There can be no assurance that HZI will be able to increase or even sustain this business in the future. The Company expects competition in this area will increase. Furthermore, since this service is regulated by the FDA, any changes in FDA regulations or any changes in professional standards could significantly affect the Company's Tele-Map-TM- services.

Government Regulation

         Substantial segments of the Company's proposed operations are subject to regulation and supervision by federal, state and local governmental authorities. Such regulations apply not only to research, development and manufacturing activities (whether by the Company or by licensees) but also to the marketing of proposed systems and products, particularly those involving medical applications. In particular, MCAI and its operations are and will continue to be subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including, but not limited to, laws and regulations prohibiting the corporate practice of medicine, fee-splitting, anti-kickback laws and physician referral laws. The Company believes that it will be able to structure relationships with physicians and other entities that will comply with all applicable regulations. However, there can be no assurance that any given regulatory issue might not have a material impact on the ability of the Company to do business in a particular jurisdiction. Although the Company cannot estimate the cost of compliance with various regulations, it expects such costs to be significant.

Personnel

         The Company has 15 full-time employees, including five executives. In addition the Company has three consultants.

Item 2.  PROPERTIES

Property

         The Company owns three parcels of vacant land in Florida held for investment. The Company's offices and other facilities are located at 150 White Plains Road, Tarrytown, New York 10591, under leases expiring in November 1998. Effective August 1, 1999 the Company entered into a contract to lease office space at 45 Knollwood Road, Elmsford, New York. The lease is for three years and requires annual lease payments of $17,314 the first two years and $17,613 the third year. In addition, on August 3, 1997, MCAI entered into a contract to lease its Signature Memory Center in Manhattan. The five-year lease requires annual lease payments of $110,000 during the first two years, and $120,000 the remaining three years. Management believes its present facilities may not be adequate for any required expansion but that new space is readily available. Office rent and payments for non-cancelable equipment leases totaled $235,815 for the year ending December 31, 1998.


Item 3.  PENDING LITIGATION

         There are no pending legal proceedings other than ordinary routine litigation incidental to the Company's business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

         Market Information

         The Company's Common Stock has traded on the NASD OTC Bulletin Board under the symbol "NURC" since March 2, 1995.

         The table below sets forth the high and low range of quotations for the Company's Common Stock for the quarters indicated as reported by the NASD:

                                                          High            Low
                                                          ----            ---
         1997
                  First Quarter                           12 3/4          8 1/2
                  Second Quarter                          11 7/8          7 3/8
                  Third Quarter                           9 3/4           7

                  Fourth Quarter                          9 3/4           5 5/8

         1998
                  First Quarter                           8 3/4           5
                  Second Quarter                          9               4 5/8
                  Third Quarter                           7               4 1/2
                  Fourth Quarter                          6 3/8           4

         1999
                  First Quarter                           4 1/2           1 1/4
                  Second Quarter                          2 1/4           1 1/4
                  Third Quarter (Through August 18)       1 1/2           3/8



         Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company's Common Stock has not been actively traded.

         On August 18, 1999 the last bid price reported on the NASD Over-the-Counter Bulletin Board for the Common Stock was $ 9/16 per share. On August 18, 1999 the Company had 11,231,672 shares of Common Stock outstanding and 152 stockholders of record.

Dividends

         The Company has never declared or paid cash dividends on its Common Stock. The current policy of the Board of Directors is to retain any earnings to provide for the development and growth of the Company. Consequently, no cash dividends are expected to be paid in the foreseeable future on Shares of Common Stock. The Company is obligated to pay dividends at the rate of $15,000 per year in cash or Shares of Common Stock on its outstanding shares of Class B, Series 1 Preferred Stock.

         The Class B, Series C Preferred Stock accrues cumulative cash dividends at an annual rate equal to 8% of the monies paid for the purchase of the shares as original principal. The dividend accrues and is paid quarterly. The Company has the option, but only with the prior written consent of the investor, to pay the cumulative dividends by the issuance of additional shares of the Series C Preferred Stock. The stock dividend is payable upon the same terms as the cash dividends payable provided that such stock dividends are payable at annual rate of 13% of the monies paid to purchase the Preferred Stock. The stock dividends shall be paid at a valuation rate equal to the lesser of the closing price for the Common Stock on the last day of the quarterly period for which dividend is due or three ($3.00) dollars per share, thereby establishing the number of shares of stock to be issued.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Overview

The Company reported a net loss of $5,654,834 for the year ended December 31, 1998 as compared to a net loss of $2,397,750 for the year ended December 31, 1997.

Revenues for the years ended December 31, 1998 and 1997 amounted to $199,954 and $ 1,121,482, respectively, a decrease of $921,528. Gross loss for 1998 amounted to $621,507 compared to a gross profit of $482,405 for 1997.
The decrease in sales can be attributed to the following:

1. The Company has made minimal efforts to market its clinical research business, therefore, the Company has not entered into any substantial contracts since December 31, 1993 and the backlog of research work has been substantially completed in prior years.

2. Net sales of the BFM Systems for the years ended 1998 and 1997 totaled $0 and $68,256, respectively. The Company has not sold any systems since the 3rd quarter of 1997.

3. Revenues from the Tele-Map-TM- division for the years ended 1998 and 1997 totaled $60,593 and $90,858, respectively. The decrease is a result of the Company failing to market this product.

4. Revenues from the Tele-Neuro Psychiatry ("TNP") systems for the years ended 1998 and 1997 totaled $0 and $463,171. The Company did not sell any units in 1998 and received a return of two systems sold in 1997.

General and administrative expenses for the year ended December 31, 1998 totaled $3,655,517 as compared to the year ended December 31, 1997 total of $2,770,625 or an increase of $884,892. The increase is the primarily the result of the following factors.

1. Rent and leases for facilities and equipment increased $91,329 due to the opening of MCAI Signature Center in Manhattan.

2. For the year ending December 31, 1998 labor costs including wages and payroll taxes increased $267,282 over 1997 levels.

3. For the year ending December 31, 1998 consultant costs increased $203,651 primarily due to the opening of the Manhattan Signature Center.

4. For the years ended December 31, 1998 and December 31, 1997 the company recorded bad debt expense of $809,918 and $244,125, respectively. The Company is aggressively pursuing collection of all outstanding receivables.

The Company reported a loss on capitalized database and product development costs of $1,614,007 for the year ended December 31, 1998. In management's opinion the carrying value of the intangible assets of the unamortized costs exceeds the net realizable value of the assets. Due to the uncertainty of future revenues the remaining unamortized costs were written off.

For the years ended December 31, 1998 and December 31, 1997 the company research and development costs amounted to $0 and $97,830, respectively. The decrease is principally due to the Company concentrating its efforts on the opening of the Manhattan Signature Memory Center.

For the years ended December 31, 1998 and 1997 the Company recorded other expense (net) of $3,803 and $35,700, respectively. Interest income for the years ended December 31, 1998 and 1997 amounted to $16,002 and $28,882. Interest Expense for the years ended December 31, 1998 and 1997 totaled $23,830 and $64,582. The decrease in interest expense can be attributed to the Company converting several loans into common stock.

Liquidity and Capital Resources

At December 31, 1998 the Company had negative working capital of $194,671 compared to positive working capital of $1,803,185 at December 31, 1997. The cash balance at December 31, 1998 and December 31, 1997 was $795,739 and $1,575,159, respectively. Accounts receivable (net) at December 31, 1998 and December 31, 1997 totaled $6,400 and $650,505, a decrease of $644,105. The decrease is a result of write-offs relating to uncollectible receivables. The Company had inventory totaling $132,727 at December 31, 1997, which was written off at December 31, 1998. Prepaid expenses at December 31, 1998 and December 31, 1997 amounted to $27,785 and $214,608, respectively, a decrease of $186,823.

Current liabilities amounted to $1,024,595 and $769,814 at December 31, 1998 and December 31, 1997, respectively, an increase of $254,781. Included in this are stockholder loans of $300,000. These loans were due December 15, 1998. The Company has not made any payments against the loans.

For the years ended December 31, 1998 and 1997, the Company used cash from operating activities of $2,615,445 and $2,591,046, respectively, resulting in an increased use of cash from operations of $24,399.

For the years ended December 31, 1998 and 1997, the Company used cash from investing activities of $460,553 and $316,337, respectively. Investing activities primarily included investment in the MCAI Manhattan office in 1998 and 1997 and costs incurred for the development of databases and computer system development costs in 1997.

For the years ended December 31, 1998 and 1997, net cash provided by financing activities was $2,296,578 and $2,631,428, respectively, a decrease of $334,850. The Company issued 411,466 shares of Common Stock and received proceeds of $411,466 in 1998. In addition, the Company issued 733,333 shares of Class B, Series C Convertible Preferred Stock resulting in proceeds of $2,000,000.

Management's Plans

The Company plans center on the following objectives; secure affiliate Memory Centers-TM- business, turn the Signature Memory Center into a profitable operation, and secure new contract research business.

The Company is aggressively pursuing affiliate Memory Centers-TM- business, as it believes this will enable a less costly and quicker growth strategy. Previously, the Company had focused on starting Company owned and run Memory Centers-TM- offices, but the high cost associated with the construction and startup of such sites prohibits that approach. The Company is in negotiations with a number of entities to start such affiliations. The Company is negotiating with enterprises that will be able to provide the necessary medical office space and patient base, such as hospitals, skilled nursing facilities and physician groups. The Company has entered into four non-binding Letters of Intent with entities that are interested in setting up Memory Centers-TM- in their facilities. The Company may need to finance the acquisition of computer and medical equipment that will be installed at each location. The amount of capital that may be needed varies with each affiliation as some affiliates may purchase the equipment up front and pay reduced management fees in exchange.

The Company is pursuing a marketing strategy intended to create awareness of Memory Centers-TM- and its services to potential patients and large existing healthcare providers such as, multi-specialty physician groups, hospital consortiums, and large assisted living center organizations. The Company has entered into a contract for marketing services with a highly respected firm in the New York City metropolitan area with a reputation for having relationships at the highest level of these organizations.

The Company has entered into a consulting agreement with a major customer that will provide a minimum of $480,000 in revenues over the next two years. This contract, which is a result of previous contract research with the customer, began in May 1999.

The Company also entered into contract with a large U.S. pharmaceutical company to provide consultative services for a period of two years beginning in March 1999. This contract will provide a minimum of $96,000 in revenues over the next two years.

The Company continues its quest for new and continuing contract research through its HZI operation. The Company is has started work on a research contract for a clinical study that could generate as much $288,000 in revenues. The Company is also negotiating additional contracts, which it hopes to finalize in the third quarter of 1999.

The Company believes the Tele-Map-TM- business can be marketed and provide a consistent growing revenue stream. The Company is pursuing several options for the purpose of expanding its Tele-Map-TM- business including joint venture opportunities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations. The

Company's continuation as a going concern is dependent upon the Company's ability to return to profitability and to obtain capital or other financing to fund future losses. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 1999, the Company completed an interim financing agreement with Pioneer Ventures Associates Limited Partnership and Lancer Management Group LLC. The Company received proceeds of $100,000 from Pioneer and issued 800,000 shares of the Series C, 8% Convertible Preferred Stock. The Company will receive additional funds of up to $1,000,000 at specified dates during the balance of 1999 from Pioneer based on the Company meeting certain specified financial objectives. In return the Company will issue Pioneer shares of the Company's Series C 8% Convertible Preferred Stock. The Company received $625,000 from Lancer Offshore Inc., $300,000 from Lancer Partners LP and $100,000 from the Orbital Fund Inc. Lancer Management Group LLC (Lancer) manages these funds. In return the Company issued 8,200,000 shares of the Company's Series C 8% Convertible Preferred Stock to Lancer. Each share of Preferred Stock is convertible into one share of Common Stock. As further consideration to Lancer, the Company issued warrants to purchase 500,000 shares of Common Stock at a price of $1.00 per share. These warrants will be exercisable for a period of five years. The Company repaid the $100,000 received from Pioneer, with interest at the rate of 15% per annum, on June 30, 1999. The repayment was specified in the financing agreement and will be reinvested in the Company at the final closing of the investment agreement

Regarding current operations, the Company is continuing its ongoing marketing efforts to obtain contracts for its contract research division and has implemented several measures to reduce current expenditures. Such reductions include salary deferrals, staff cuts, reducing office space and equipment leases and reductions in other expenses. The Company expects that the anticipated proceeds from Pioneer, together with current cash and projected cash from operations will be sufficient to fund its activities for the next twelve to eighteen months.

Accounting Pronouncements

Statement of Financial Accounting Standards No. 131, "Disclosures about segments of an Enterprise and Related Information"("SFAS 131"), was issued in June 1997. This statement establishes standards for the way public enterprises report information about operating segments. The Company measures its operations on a consolidated basis and therefore, has not adopted the reporting requirements of this statement.

Effects on Inflation and Exchange Rates

The Company has not been materially effected by inflation or changes in foreign exchange rates. However, there can be no assurance that the Company's business will not be effected by inflation or foreign exchange rates in the future.

Year 2000 Issues

The Company's current data processing systems are not yet fully Year 2000 compliant. The Company has developed and is currently executing a comprehensive plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation, and (iv) testing and certification. At December 31, 1998 the Company had substantially completed the inventory stage for its Company-owned systems and applications. The assessment and remediation processes are currently underway and the Company is utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted to be largely completed August 31, 1999. Testing and certification of these systems and applications are targeted for completion by September 30, 1999.

The Company is embodying the Year 2000 issue with planned system augmentations. Total year 2000 costs for Company-owned systems and applications are currently estimated to be approximately $25,000 in 1999. A large majority of these costs are currently believed to be one-time expenses that will not recur in the Year 2000 or thereafter.

The Company is initiating communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practical, the Company will assess and attempt to mitigate its risks with respect to the failure of such entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from failure of such parties to be Year 2000 ready, is not presently reasonably estimable.



Item 7.  FINANCIAL STATEMENTS:
         See Index to Consolidated Financial Statements Appearing in the Consolidated
         Financial Statement Annexed Hereto



Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


         The information required by this item is contained in a current report of Form 8-K, filed on March 10, 1999, which is incorporated here by reference.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

         The directors and the executive officers of the Company are as follows:

Name                       Age     Position with the Company
----                       ---     -------------------------

Vernon L. Wells            41      Chief Executive Officer, President and Director.

Turan M. Itil              75      Director

Kurt Z. Itil               40      Director,  Executive Vice President

Pierre LeBars              46      Chief Operating Officer

Aileen A. Kunitz           56      Vice President

Emin Eralp                 41      Vice President

James Coady                51      Director

Paul Lerman                58      Director



         Each director is elected for a period of one year, expiring on the date of the next annual meeting and thereafter until his or her successor shall have been elected and qualified or until his or her death, resignation or removal. Officers are appointed and serve at the will of the Board of Directors subject to the terms of any employment agreements. Each outside director of the Company is entitled to receive an annual director's fee of $2,500 plus $350 for each board meeting attended.

         VERNON L. WELLS became President and Chief Executive Officer of the Company in July 1998. He was the Vice President and General Manager for Quest Diagnostics, Inc. in Teterboro, NJ, from 1984 to 1997. He became acting Chairman of the Board when Dr. Itil resigned that position in 1999.

         TURAN M. ITIL, M.D. was Chairman of the Board of the Company until his resignation on May 15, 1999. Dr. Itil is a neurologist/psychiatrist with special interests in electrophysiology (brain electrical activity studies) and psychopharmacology (psychotropic drug treatment and research).

         KURT Z. ITIL, Ph.D. (Honorary) has been a Director of the Company since November 23, 1994 and has been President of HZI since 1983. In 1997, Dr. Itil was named Acting Chief Operating Officer of the Company and became Executive Vice President in 1998. In 1981, Dr. Itil graduated from Boston University (B.A.
- Psychology). He obtained an honorary Doctorate of Philosophy from Medicina Alternativa based on his publications and his contribution to science. Dr. Itil has participated in business and management seminars at the Massachusetts Institute of Technology. He was Vice President of HZI from 1977-1980. Dr. Itil was Vice President (Sales & Marketing) of International Drug Experts Associates from 1981-1982.

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

         PIERRE LE BARS, M.D., Ph.D. was named Chief Operating Officer and Vice President Medical and Clinical Research and Development of the Company in 1998 and has been Executive Vice President and Chief of Research and Development of HZI since 1992.

         Dr. Le Bars obtained his M.D. in 1978 in France. Subsequently, he obtained his Ph.D. in Neurophysiology from the University of Picardie and Pierre et Marie Curie in France. He became a Research Fellow in 1988 at New York Medical College. Since 1991, Dr. Le Bars has been employed by HZI as Vice President for Research and Development and since 1993, as Executive Vice President. Dr. Le Bars also had an appointment as a Research Fellow at Massachusetts Mental Health Center of the Harvard Medical School since 1992. Dr. Le Bars was Assistant Editor of the journal of Integrative Psychiatry. He is a member of numerous French and U.S. professional societies and author/co-author of a series of scientific publications.

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

         EMIN ERALP is the Vice President of Technical Operations. He is a graduate of the University of Akron. He has been with the Company for over 20 years and has been a co-author on more than 25 scientific publications.

         JAMES COADY has been Treasurer and a Director of Pioneer Ventures Corp. and a manager of Ventures Management Partners, LLC, the General Partner of Pioneer Ventures Associates Limited Partnership since their founding in July 1997. From 1984 to 1988, Mr. Coady served as President and Registered Principal of Constitution Securities, Inc. (a Broker Dealer licensed by the National Association of Securities Dealers and the Securities and Exchange Commission). This company is no longer active as a Broker Dealer.

         PAUL LERMAN, Ph.D., has been the Dean of the Silberman College of Business Administration at Fairleigh Dickinson University, in Teaneck, NJ, since 1990. He has also been a Director for the New Jersey Trade Development Corporation since 1997.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash and cash equivalent forms of compensation paid by the Company during the last three fiscal years for services in all capacities to those persons who were as of December 31, 1998, the Chief Executive Officer and each of the most highly compensated officers, to the extent each earned more than $100,000 in salary and bonus.


                           Summary Compensation Table

                                                                                      Long Term
                       Annual Compensation                                       Compensation Awards
-------------------------------------------------------------------------------------------------------------------
                                                                                        # Share
Name &                  Year         Salary            Bonus         Other Annual     Underlying       All Other
Principal Position                                                  Compensation1       Options      Compensation
---------------------- -------- ------------------ --------------- ----------------- -------------- ---------------
Vernon L.Wells
Chief Executive           1998           $88,4252                                          300,000
Officer


Turan Itil -              1998           $219,792
Former Chief
Executive Officer         1997           $250,000


                          1996          $250,0003


Kurt Z. Itil-             1998           $116,130
Executive Vice
President                 1997           $108,500



Pierre LeBars-            1998           $139,640
Chief Operating                                          $110,500
Officer                   1997           $121,000


                          1996           $112,000         $50,000


Jonathan Raven            1998           $57,9254
CEO and President
of MCAI                   1997           $150,150

1 Does not include an annual car allowance of $9,000 for Dr. Itil and $6,000 for Dr. LeBars. Dr. Itil resigned his position as Chief Executive Officer effective May 1998. He continued as Chairman of the Board until May 1999 and now remains as Director. His employment contract was modified for him to be retained as consultant until September 20, 2002 and include annual compensation of $150,000 and a vehicle and driver, subject to continuance until September 20, 2005 if certain specified objections are satisfied and if they are not satisfied the Agreement is subject to earlier termination.

2 Vernon Wells was hired July 1998 as President and Chief Executive Officer of the Company.

3 For the year ended December 31, 1996 Dr. Itil deferred $21,000 of his $250,000 base salary.

4 Mr. Raven resigned as an Officer and Director of MCAI, and the Company on March 16, 1998.


Stock Option Plan

         On November 23, 1994 the Company adopted a stock option plan (the "Plan") providing for the granting of options to purchase up to 1,500,000 shares of the Company's Common Stock. Options granted pursuant to the Plan may be either incentive options or non-qualified stock options. Incentive stock options may be granted to persons who are employees or officers of the Company. Non-statutory stock options may be granted to employees, officers, non-employee directors and consultants to the Company.

         The Plan provides for its administration by a committee chosen by the Board of Directors which committee shall have full discretionary authority to determine the number of shares to be granted and the individuals to whom, the times at which, and the exercise price for which options will be granted. In the case of statutory stock options the committee's authority to establish the terms and conditions of such options including, but not limited to their exercise price, shall be subject to restrictions imposed by Section 422 of the Internal Revenue Code. Options for 250,000 shares have been granted under the Plan respectively to Mr. Ron Horowitz, a former officer and director in September 1995. No other options were granted for the years ended December 31, 1998 and 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

         The following table sets forth certain information as of July 31, 1999 regarding shares of Common Stock of the Company beneficially owned by each director of the Company, each executive officer of the Company and by all officers and directors as a group, and by persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock.

Name and Address                                               Amount and Nature
of Beneficial Owner 1, 2                                  of Beneficial Ownership (2,7)        Percentage of Class (7)
------------------------                                  -----------------------------        -----------------------
Vernon L. Wells
  President, CEO and Director                                                  50,000                               *

Turan M. Itil,
  Director                                                                    897,200 (3)                       7.99%

Kurt Z. Itil,
  Director, Executive Vice President                                        1,138,800 (3)                      10.14%

Eleonore Itil                                                                 522,000 (3,4)                     4.65%

Pierre LeBars,
  Chief Operating Officer                                                     210,000 (3)                       1.87%

Aileen A. Kunitz,
  Vice President                                                               89,800 (3,5)                         *

Emin Eralp,                                                                    84,000 (3,6)                         *
  Vice President

Yasmin Itil LeBars                                                            723,000 (3,6)                     6.44%

Trinity American Corporation
  800 Kings Highway North
  Cherry Hill, New Jersey 08034                                               271,666 (7)                       2.42%

Lancer Partners, LP
  Lancer Offshore, Inc.
  Lancer Voyager Fund
  Orbital Fund                                                             12,713,052                          65.41%
  Michael Lauer, General Partner
  200 Park Avenue
  New York, NY


Pioneer Ventures Associates Limited Partnership
 651 Day Hill Road                                                          1,598,333 (3)                      12.46%
 Windsor, CT 06095



All directors and officers of the Company as a group                        2,469,800 (7)
(5 individuals)                                                                                                21.89%


----------------------

* Less than 1%

1 Unless otherwise noted, the addresses of all persons listed above are in care of the Company.

2 Each of the persons named in the table disclaims beneficial ownership of the shares of the Company's Common Stock owned by such person's spouse or by his or her children.

3 Each of these persons are party to a Voting and Shareholders Agreement, pursuant to which each shareholder must obtain the consent of Pioneer Ventures Associates Limited Partnership to transfer or sell any shares that such shareholder owns or controls. The agreement also specifies that the Company shall cause the nomination and election of two nominees to the Board of Directors and if the Company defaults on the cumulative preferred stock held by Pioneer and does not cure such default within 30 days, PVALP shall nominate and the Company shall use its best efforts to have elected a number of individuals to be added to the board to be a sufficient number to constitute a majority of the total number of directors for PVALP.

4 Mrs. LeBars is the wife of Pierre LeBars and the daughter of Turan Itil. Mrs. Itil is the wife of Turan Itil and the mother of Mrs. LeBars.

5 Includes 1,400 shares owned by Mrs. Kunitz' son and 1,400 shares owned by her daughter.

6 Includes 16,666 shares of Common Stock owned by Michael Salaman, son of Abraham Salaman, the President and sole shareholder of Trinity. See "Certain Relationships and Related Transactions."

7 The number of shares and percentage calculation for each of the named persons or entities is based upon the number of common shares outstanding as of July 31, 1999 plus the number of shares underlying currently exercisable options, warrants or conversion privileges held by the identified person.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Management and Others

         In December 1997, the Company reduced the exercise price of 1,100,000 Warrants purchased by Lancer Management Group LLC in 1996 from $4.00 to $1.00 per share, with the expiration date remaining at December 31, 1998. On December 29, 1997, Lancer exercised these Warrants and also purchased 400,000 newly issued shares of Common Stock providing aggregate proceeds to the Company of $ 1,500,000.

         In June 1998, Lancer exercised 400,000 warrants resulting in the Company receiving proceeds of $400,000 and issuing 400,000 shares of Common Stock. Lancer had received the warrants in December 1997.

Stockholder Notes and Loans

                                                      December 31, 1997               December 31, 1998
                                                      -----------------               -----------------
Non interest bearing loans and
     receivables*                                       $      14,586                   $         0
                                                        =============                   ===========

Notes Payable bearing an interest
     of 9%                                                    100,000                       100,000

Non interest bearing loan payable                             200,000                       200,000
                                                        -------------                   -----------

                                                        $     300,000                   $   300,000
                                                        =============                   ===========

* Stockholder notes and loans payable relates to advances made by HZI to its Former Chairman of the Board which are due on demand.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         27   (a)  Exhibits

         (2)  (a)  Agreement and Plan of Reorganization between Company and HZI

         (3)  (a) Certificate of Incorporation as amended*
              (b) Certificate of Amendment to Certificate of Incorporation**
              (c) By-Laws*

         (4)  (a) Form of Common Stock Certificate
              (b) Form of Class B Common Stock Purchase Warrant
              (c) Form of Class B Common Stock Purchase Warrant

         (10) (a) Stock Option Plan ***
              (c) Employment Agreement between the Company and Dr. Turan M. Itil
           (c)(i) Employment Agreement between the Company and IRH Corporation
          (c)(ii) Employment Agreement between the Company and Dr. Pierre LeBars
          (c)(iv) Employment Agreement between the Company and Aileen Kunitz
           (d)(i) Lease Agreement for premises situated at 150 White Plains Road, Tarrytown, New York
           (i) Clinical Trial Agreement between New York Institute and Ciba-Geigy Corporation dated April 20, 1996
           (j) Consulting Contract between the Company and Boehringer Ingelheim Pharmaceuticals, Inc. dated October 6, 1997
           (k) Financing Documents between the Company, Trinity American Corporation and Elvena, Inc.
           (m) Investment Agreement dated as of July 30, 1998 between the Company and Pioneer Ventures Associates Ltd.****
           (m)(i) First Modification to Investment Agreement dated December 4, 1998****
           (n)    Voting and Shareholders Agreement dated as of July 30,
                  1998****

           (n)(i) First Modification to Voting and Shareholders Agreement dated as of October 30, 1998****
           (o) Response Letter from Scarano & Tomaro, P.C. regarding a change in the Company's certifying accountants*****

*          incorporated by reference to Registration Statement on Form S-18 No.
           33-2205-D declared effective on July 28, 1987

** incorporated by reference to the Company's Annual Report on Form 10-K for the period ending September 30, 1994

***        incorporated by reference to Registration Statement on Form SB-2 No.
           333-1462 filed in February, 1996

**** incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1998

*****      incorporated by reference to the Form 8-K filed March 10, 1999

(b)        Reports on Form 8-K

           None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of August, 1999.


         Registrant)              NEUROCORP, LTD.


         By(Signature and Title)     /s/ VERNON L, WELLS
                                     -------------------------------------------
                                     Vernon L. Wells,
                                     President, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director
                                     Date: August 24, 1999

         In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

s/VERNON L. WELLS                                   s/KURT Z. ITIL
-----------------                                   --------------
Vernon L. Wells, President,                         Kurt Z. Itil
Chief Executive Officer, Acting Chief Financial     Director
Officer (Principal Financial Officer) and           Date: August 24, 1999
Director
Date: August 24, 1999

s/JAMES COADY                                       s/PAUL LERMAN
-------------                                       --------------
James Coady, Director                               Paul Lerman, Director
Date: August 24, 1999                               Date: August 24, 1999

s/DONALD J. ALBERTIE
--------------------
Donald J. Albertie, Controller
(Principal Accounting Officer)
Date: August 24, 1999

                                 NEUROCORP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997






                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT

                        NEUROCORP, LTD. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                     Page
                                                                     ----

INDEPENDENT AUDITORS' REPORT                                            1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                        2

      Consolidated Statement of Operations                              3

      Consolidated Statement of Changes in Stockholders' Equity         4

      Consolidated Statement of Cash Flows                              5

      Notes to Consolidated Financial Statements                        6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NeuroCorp., Ltd.

We have audited the consolidated balance sheet of NeuroCorp, Ltd. and subsidiaries (Company) as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeuroCorp, Ltd. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustment, to reflect the Company's change in reporting entity described in Note 1, that was applied to the 1997 consolidated financial statements. In our opinion, such adjustment is appropriate and has been properly applied.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Glastonbury, Connecticut
May 21, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NeuroCorp., Ltd. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 of NeuroCorp, Ltd. and subsidiaries ("the Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

We also audited the adjustment, to reflect the Company's change in reporting entity described in Note 1, that was applied to the 1997 consolidated financial statements. In our opinion, such adjustment is appropriate and has been properly applied.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has sustained significant losses and negative cash flows from operations from operations for the year ended December 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



/s/ Scarano & Tomaro, P.C.
--------------------------
Scarano & Tomaro, P.C.
Syosset, New York
April 14, 1998

                        NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998


                                     ASSETS
                                                                                     1998
                                                                                -------------
CURRENT ASSETS
       Cash and cash equivalents                                                 $     795,739
       Accounts receivable                                                               6,400
       Prepaid expenses and other current assets                                        27,785
                                                                                 -------------
                     Total current assets                                              829,924
                                                                                 -------------
PROPERTY AND EQUIPMENT, net                                                            583,974


OTHER ASSETS                                                                           145,162
                                                                                ---------------
                                                                                $    1,559,060
                                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Stockholder demand notes payable                                         $      300,000
       Accounts payable                                                                544,770
       Accrued expenses                                                                179,825
                                                                                ---------------
                     Total current liabilities                                       1,024,595
                                                                                ---------------

COMMITMENTS (Note 8)                                                                         -

STOCKHOLDERS' EQUITY
       Cumulative, convertible preferred stock, Class B, Series C,
         $.001 par value, 5,000,000 shares authorized                                      733
       Cumulative, non-convertible preferred stock, Class B, Series 1,
         no par value, 5,000,000 shares authorized                                     150,000
       Common stock, $.001 par value, 100,000,000 shares authorized                     11,225
       Additional paid-in-capital                                                    9,172,919
       Deficit                                                                      (8,800,412)
                                                                                ---------------
                                                                                       534,465
                                                                                ---------------
                                                                                $    1,559,060
                                                                                ==============

The accompanying notes are an integral part of these consolidated financial statements

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                               1998                  1997
                                                                         ----------------       ---------------
NET SALES                                                                $       199,954        $    1,121,482

COST OF SALES, including amortization expense
  of $-0- and $270,413, respectively                                             821,461               639,077
                                                                         ----------------       ---------------

         Gross profit (loss)                                                    (621,507)              482,405

GENERAL AND ADMINISTRATIVE EXPENSES                                            3,655,517             2,770,625

LOSS ON CAPITALIZED DATABASE AND PRODUCT DEVELOPMENT COSTS                     1,614,007                     -

RESEARCH AND DEVELOPMENT                                                               -                97,830
                                                                         ----------------       ---------------

         Loss from operations                                                 (5,891,031)           (2,386,050)

OTHER INCOME (EXPENSE)
     Interest income                                                              16,002                28,882
     Other, net                                                                    4,025                     -
     Interest expense                                                            (23,830)              (64,582)
                                                                         ----------------       ---------------
                                                                                  (3,803)              (35,700)
                                                                         ----------------       ---------------
         Loss before benefit from
           income taxes                                                       (5,894,834)           (2,421,750)

BENEFIT FROM INCOME TAXES                                                       (240,000)              (24,000)
                                                                         ----------------       ---------------

         Net loss                                                        $    (5,654,834)       $   (2,397,750)
                                                                         ===============        ==============

(LOSS) PER COMMON SHARE                                                  $         (0.51)       $        (0.29)
                                                                         ===============        ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                                           11,138,016             8,193,806
                                                                         ===============        ==============

                        NEUROCORP, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   Preferred Stock               Preferred Stock               Preferred Stock
                                  Class B, Series C             Class B, Series 1             Class B, Series 2
                                Shares         Amount         Shares         Amount         Shares         Amount
                                --------   ------------     ----------   ------------     ----------   ------------
Balance, December 31, 1996,
  as originally reported               -   $          -        150,000   $    150,000        250,000   $    250,000

Adjustment to reflect change in
  reporting entity                     -              -              -              -              -              -
                                --------   ------------     ----------   ------------     ----------   ------------
Balance, December 31, 1996,
  as restated                          -              -        150,000        150,000        250,000        250,000

Issuance of common stock in
    connection with exercise of
    stock option                       -              -              -              -              -              -

Issuance of common stock in
    connection with exercise of
    warrants                           -              -              -              -              -              -

Issuance of common stock in
    connection with conversion
    of debt and preferred stock        -              -              -              -       (250,000)      (250,000)

Issuance of common stock in
    connection with  exercise of
    warrants                           -              -              -              -              -              -

Sale of common stock and
    warrants                           -              -              -              -              -              -

Preferred stock dividend               -              -              -              -              -              -

Net loss                               -              -              -              -              -              -
                                --------   ------------     ----------   ------------     ----------   ------------
Balance, December 31, 1997             -              -        150,000        150,000              -              -

Issuance of common stock in
    connection with exercise of
    Class B warrants                   -              -              -              -              -              -

Sale of preferred stock          733,333            733              -              -              -              -

Preferred stock dividends              -              -              -              -              -              -

Net loss                               -              -              -              -              -              -
                                --------   ------------     ----------   ------------     ----------   ------------
Balances, December 31, 1998      733,333  $         733        150,000  $     150,000              -   $          -
                                ========  =============     ==========  =============     ==========   ============


                                                                      Additional                 Total
                                         Common Stock                  Paid-in               Stockholders'
                                     Shares         Amount      Capital         Deficit         Equity
                                   -----------   ----------  ------------   -------------   --------------
Balance, December 31, 1996,
  as originally reported             7,723,806   $    7,724  $  3,357,687   $    (987,512)  $   2,777,899

Adjustment to reflect change in
  reporting entity                           -            -             -         309,240         309,240
                                   -----------   ----------  ------------   -------------   --------------
Balance, December 31, 1996,
  as restated                        7,723,806        7,724     3,357,687        (678,272)      3,087,139

Issuance of common stock in
    connection with exercise of
    stock option                        50,000           50           450               -             500

Issuance of common stock in
    connection with exercise of
    warrants                           850,000          850     1,199,150               -       1,200,000

Issuance of common stock in
    connection with conversion
    of debt and preferred stock        690,000          690       706,810               -         457,500

Issuance of common stock in
    connection with  exercise of
    warrants                         1,100,000        1,100     1,098,900               -       1,100,000

Sale of common stock and
    warrants                           400,000          400       399,600               -         400,000

Preferred stock dividend                     -            -             -         (15,000)        (15,000)

Net loss                                     -            -             -      (2,397,750)     (2,397,750)
                                   -----------   ----------  ------------   -------------   --------------
Balance, December 31, 1997          10,813,806       10,814     6,762,597      (3,091,022)      3,832,389

Issuance of common stock in
    connection with exercise of
    Class B warrants                   411,466          411       411,055               -         411,466

Sale of preferred stock                      -            -     1,999,267               -       2,000,000

Preferred stock dividends                    -            -             -         (54,556)        (54,556)

Net loss                                     -            -             -      (5,654,834)     (5,654,834)
                                  ------------  -----------  ------------  --------------  ---------------
Balances, December 31, 1998       $ 11,225,272  $    11,225     9,172,919  $   (8,800,412) $      534,465
                                  ============  ===========  ============  ==============  ===============


                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997

                                                                                                  1998                 1997
                                                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $      (5,654,834)   $      (2,397,750)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Loss on capitalized research and development                                             1,614,007                    -
         Bad debt expense (recovered)                                                               809,918             (427,223)
         Depreciation and amortization                                                               67,225              321,977
         Loss on sale of property and equipment                                                      30,588                    -
         Amortization of deferred financing costs                                                         -               27,328
         Deferred tax benefit                                                                      (240,000)             (24,000)
         Changes in operating assets and liabilities:
            Increase in accounts payable                                                            374,940               16,104
            Decrease (increase) in other assets                                                     288,801              (48,138)
            Decrease (increase) in prepaid expenses and
              other current assets                                                                  186,823              (50,561)
            Decrease (increase) in inventories                                                      132,727             (103,371)
            Billings in excess of costs and estimated earnings                                            -             (257,506)
            (Decrease) increase in accrued expenses                                                 (59,827)              28,483
            (Increase) decrease in accounts receivable                                             (165,813)             323,611
                                                                                          ------------------   ------------------
                   Net cash used in operating activities                                         (2,615,445)          (2,591,046)
                                                                                          ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capitalized database development costs                                                         (13,930)            (114,903)
     Purchases of property and equipment                                                           (446,623)            (201,434)
                                                                                          ------------------   ------------------
                   Net cash used in investing activities                                           (460,553)            (316,337)
                                                                                          ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of stock                                                              2,411,466            2,700,500
     Dividends paid                                                                                 (28,556)                   -
     Repayment of stockholder demand notes                                                          (86,332)             (69,072)
                                                                                          ------------------   ------------------
                   Net cash provided by financing activities                                      2,296,578            2,631,428
                                                                                          ------------------   ------------------
NET DECREASE IN CASH                                                                               (779,420)            (275,955)

CASH AND CASH EQUIVALENTS, beginning of year                                                      1,575,159            1,851,114
                                                                                          ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of year                                                    $         795,739    $       1,575,159
                                                                                          =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
            Interest                                                                      $             344    $          3,716
            Income taxes                                                                                  -                   -
NON CASH INVESTING AND FINANCING ACTIVITIES
            Issuance of common stock in consideration of loans                                            -             457,500
            Issuance of common stock in connection with conversion of
                preferred stock                                                                           -             250,000
            Accrued dividends                                                                        26,000              15,000

The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                CONSOLIDATION

                The consolidated financial statements include the accounts of NeuroCorp, Ltd. (NeuroCorp), and its wholly-owned subsidiaries, HZI Research Center, Inc. (HZI) and Memory Centers of America, Inc. (MCAI). Telemap, Inc. is a wholly-owned subsidiary of HZI and has no material operations. All material intercompany balances and transactions have been eliminated in consolidation.

                NATURE OF OPERATIONS

                The Company performs clinical research data analysis for health agencies, research organizations, and pharmaceutical companies. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and performs neurological testing services for hospitals and physicians. The Company also manages a facility which diagnoses and treats memory disorders and provides education and consultation to individuals who suffer from memory impairment.

                CHANGE IN REPORTING ENTITY

                New York Institute for Medical Research, Inc. (NYI) is a not-for-profit private foundation that in prior years' was controlled by board members that also controlled NeuroCorp. During 1998, the composition of NeuroCorp's board members changed resulting in the deconsolidation of NYI. All prior periods have been restated to reflect this change in reporting entity.

                USE OF ESTIMATES

                The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                CASH AND CASH EQUIVALENTS

                For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments purchased with original maturities of three months or less. The Company had cash equivalents totaling $170,651 at December 31, 1998.

                INVENTORY

                Inventory, which consists primarily of computer equipment, is stated at the lower of cost (first-in, first-out method) or market.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                PROPERTY AND EQUIPMENT

                Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, or, in the case of leasehold improvements and leased property under capital lease, over the remaining term of the related lease or estimated useful life of the related asset, whichever is shorter. Expenditures which substantially increase the useful lives of the related assets are capitalized. Maintenance, repairs and minor renewals on property and equipment are charged to operations as incurred.

                INTANGIBLE ASSETS

                Database development costs consist of capitalized direct labor costs associated with the accumulation of results of previously tested drugs and converting such results into a readable format. These costs are being amortized on a straight-line basis over their estimated useful life of seventeen (17) years. Computer system product development costs consist primarily of direct labor costs associated in developing the Company's product. Such costs are capitalized from the time the product is determined to be technologically feasible to the time the product is available for general release to customers. All costs prior to the establishment of technological feasibility, such as the costs of planning, designing and testing the computer system product, are charged to research and development expense. The Company's policy is to amortize such costs over an estimated useful life of seven (7) years.

                The recoverability of the carrying value of the database development costs and intangible assets is evaluated by management on a recurring basis. In management's opinion, the net realizable value of the unamortized database development and computer system product development costs exceeds the net realizable value therefore, an adjustment to carrying value is required. Net realizable value is measured by estimating future sales of these products and reducing them by the estimated costs of completing and disposing of the products, including the costs of performing maintenance and support required under the sales. Given the uncertainties surrounding future sales, management elected to write off the value of the intangible assets, net during 1998.

                REVENUE RECOGNITION

                The Company recognizes revenue and costs from its research contracts under the percentage of completion method. Cost of revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and therefore, are not included in the calculation of the estimates to complete contracts in progress. Changes in each contracts' performance, conditions and estimated profitability including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. In addition, losses are recognized in full when determinable. All other revenues are recognized as services are rendered.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                INCOME TAXES

                The Company files consolidated federal and combined state corporate income tax returns. Tax credits are recorded as a reduction of income taxes in the year realized. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                STOCK OPTIONS

                In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's consolidated financial position or results of operations.

                EARNINGS PER COMMON SHARE

                In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. Net loss per common share was computed based upon 11,138,016 and 8,193,806 weighted average shares outstanding during the years ended December 31, 1998 and 1997, respectively. Diluted earnings per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are antidilutive.

                SEGMENT INFORMATION

                Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company measures its operations on a consolidated basis and, therefore, has not adopted the reporting requirements of this Statement.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997


NOTE 2 -        FINANCIAL INSTRUMENTS

                CONCENTRATIONS OF CREDIT RISK

                The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivables:

                o Cash and cash equivalents - The Company has cash balances on deposit with banks at December 31, 1998 that exceeded federal depository insurance limits by $695,239.

                o Trade accounts receivable - Total sales to individual customers which exceeded ten percent of net sales during each of the years ended December 31, 1998 and 1997 aggregated 51% (4 customers) and 48% (3 customers), respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses have been within management's expectations.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Statement of Financial Accounting Standards (SFAS) No. 107, "Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                  The carrying amounts of the Company's financial instruments approximates their fair value as presented below:

                  o Cash and cash equivalents, trade receivables, trade payables - The carrying amounts approximate their fair value because of the short maturity of these instruments.

                  o Stockholder demand notes payable - Management has determined that it is not practicable to estimate the fair value due to the lack of marketability of these financial instruments.

                The Company's financial instruments are held for other than trading purposes.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997


NOTE 3 -        PROPERTY AND EQUIPMENT

                A summary of property and equipment is as follows:

                                                                                          1998
                                                                                        ---------
                         Equipment                                                      $ 301,606
                         Furniture and fixtures                                           211,616
                         Leasehold improvements                                           170,665
                         Vehicles                                                               -
                                                                                        ---------
                                                                                          683,887
                         Less: accumulated depreciation and amortization                   99,913
                                                                                        ---------
                                                                                        $ 583,974
                                                                                        =========


                Depreciation and amortization expense totaled $67,225 and $56,043 for the years ended December 31, 1998 and 1997, respectively.

NOTE 4 -        DATABASE DEVELOPMENT COSTS, NET

                A summary of database development costs, net is as follows:

                                                                                          1998
                                                                                        ---------
                         Database development costs                                        $ -
                         Less: accumulated amortization                                      -
                                                                                        ---------
                                                                                           $ -
                                                                                        =========


                Amortization expense of capitalized database development costs, net totaled $ -0- and $145,743 for the years ended December 31, 1998 and 1997, respectively.

NOTE 5 -        COMPUTER SYSTEM PRODUCT DEVELOPMENT COSTS, NET

                A summary of computer system product development costs, net is as follows:

                                                                                          1998
                                                                                        ---------

                         Computer system product development costs                           $ -
                         Less: accumulated amortization                                        -
                                                                                        ---------
                                                                                             $ -
                                                                                        =========


                Amortization expense of capitalized computer system product development costs, net totaled $ - 0 - and $124,630 for the years ended December 31, 1998 and 1997.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997


NOTE 6 -        STOCKHOLDER DEMAND NOTES PAYABLE

                On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The note is non-interest bearing and was payable within one year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. During June 1997, the original maturity date of May 24, 1997 was extended to December 15, 1998.

                On July 16, 1996, the Company entered into a loan agreement with an unrelated shareholder. The note was for $100,000, bears interest at 9% per annum and was due at the earlier of one year, or from any of the proceeds of a sale of the Company's securities including the exercise of Class B and C Warrants. On April 30, 1997, the Company extended the note's maturity date to December 15, 1998.

                As of December 31, 1998, the above loans remain outstanding without extension.

NOTE 7 -        STOCKHOLDERS' EQUITY

                PREFERRED STOCK

                During 1998, the Company received proceeds of $2,000,000 from Pioneer Ventures Associates Limited Partnership (Pioneer) and issued 733,333 shares of Series C Senior Convertible Preferred Stock, $.001 par value. Each share of preferred stock is convertible into one share of common stock subject to adjustment as set forth in the investment agreement. Pioneer is entitled to an 8% cumulative quarterly cash dividend and a liquidation preference equal to $10 per share subject to adjustment as set forth in the investment agreement.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

NOTE 7 -        STOCKHOLDERS' EQUITY (Continued)

                STOCK OPTIONS

                The Company has an incentive stock option plan that provides for the granting of options to purchase up to 1,500,000 shares of the Company's common stock that are intended to qualify either as statutory stock options or non-statutory stock options. Options to purchase shares may be granted under the incentive stock option plan to persons who are employees or officers of the Company.

                A summary of the status of the Company's stock options as of December 31, 1998, and 1997 and changes during the years ending on those dates is presented below:

                                                                      1998                              1997
                                                            -------------------------         ------------------------
                                                            Outstanding         Price         Outstanding        Price
                                                            -----------         -----         -----------        -----
                   Outstanding at beginning of year            750,000          $4.70            800,000         $4.41
                   Granted                                          -              -                  -             -
                   Exercised                                        -              -             (50,000)         0.01
                   Canceled                                   (500,000)          7.00                 -             -
                                                              ---------                          -------
                   Outstanding at end of year                  250,000          $ .10            750,000         $4.70
                                                              ========                           =======

                Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                         1998                1997
                                                        ------              ------
                     Net loss    -  as reported       $ (5,654,834)      $ (2,397,750)
                                                      =============      =============
                                    pro forma         $ (5,654,834)      $ (2,397,750)
                                                      =============      =============
                     Basic EPS   -  as reported             $ (.51)            $ (.29)
                                                            =======            =======
                                    pro forma               $ (.51)            $ (.29)
                                                            =======            =======

                 ISSUANCE OF WARRANTS

                The Board of Directors of the Company authorized the issuance of Class B and Class C Warrants to all stockholders of the Company of record as of November 1, 1994. The Warrants were distributed on a one Warrant for one share of common stock basis and comprised in the aggregate 800,000 Class B and 800,000 Class C Warrants. The Class B Warrants were exercisable at $2.25 per share and the Class C Warrants are exercisable at $2.75 per share, and were to expire September 30, 1996. The exercise price of the Warrants, may be adjusted downward or upward at any time by the Company's Board of Directors. Further, the Warrants are redeemable by the Company at any time upon thirty days written notice, at a price of $.001 per Warrant.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997


NOTE 7 -        STOCKHOLDERS' EQUITY (Continued)

                ISSUANCE OF WARRANTS (Continued)

                During January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C Warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively, and the expiration dates were extended to December 31, 1998. During 1998, 411,466 Class B Warrants were exercised which resulted in the Company receiving proceeds of $411,466 and issuing 411,466 shares. During 1997, 500,000 Class B Warrants and 350,000 Class C Warrants were exercised which resulted in the Company receiving proceeds of $1,200,000 and issuing 850,000 shares of common stock.

NOTE 8 -        COMMITMENTS

                OPERATING LEASES

                The Company and its subsidiaries have entered into lease agreements for administrative offices and certain equipment under noncancellable operating leases expiring in various dates through December, 2002. The administrative office leases contain a provision for additional rent which is equal to the Company's pro rated share of future real estate taxes.

                Future minimum lease payments on all operating leases for each of the years succeeding December 31, 1998 are as follows:

                          Year ending December 31,
                                    1999                   $122,002
                                    2000                    115,272
                                    2001                    115,000
                                    2002                    115,000
                                                           --------
                                                           $467,274
                                                           ========


                Rent expense under all operating leases for the years ended December 31, 1998 and 1997 totaled $235,815 and $144,486, respectively.

                EMPLOYMENT AGREEMENTS

                The Company has employment agreements with its executive officers and certain management personnel that provide for an aggregate minimum annual base compensation of $412,000, expiring on various dates through 2002. Certain agreements provide for nonqualified stock options and a bonus based upon achieving specified operational and financial goals. All agreements are subject to extension upon expiration.

                CONSULTING AGREEMENT

                The Company entered into a five (5) year consulting agreement expiring June 30, 2000 with an entity controlled by the Company's former-President and Vice Chairman. The agreement provides for a fee of $30,000 per annum.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997


NOTE 9 -        INCOME TAXES

                The benefit from income taxes consists of the following:

                                                     1998               1997
                                                  ----------         ---------
                         Current
                           Federal                      $ -               $ -
                           State                          -                 -
                                                         ---               ---
                                                          -                 -
                         Deferred                  (240,000)          (24,000)
                                                  ----------         ---------
                                                 $ (240,000)        $ (24,000)
                                                 ===========        ==========

                The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 1998 and 1997, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in general and administrative expenses.

                The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes for the years ended December 31, 1998 and 1997. The principal reasons for this difference are listed in the following table:

                                                                        1998            1997
                                                                     --------        --------

                         Statutory federal income tax                   (34)%           (34)%
                         Change in valuation allowance                   50              42
                         Change in deferred tax liability                (4)             (2)
                         State and local income taxes, net of
                           federal income tax benefit                   (16)             (7)
                                                                     --------        --------

                                                                         (4)%            (1)%
                                                                        =====           =====

                The significant components of the deferred tax provision are as follows:

                                                                        1998            1997
                                                                       ------          ------

                         Net operating loss - federal            $ 1,685,000       $ 824,000
                         Net operating loss - state                  427,000         201,000
                         Intangible assets, net                     (240,000)        (24,000)
                         Valuation allowance                      (2,112,000)     (1,025,000)
                                                                 ------------     -----------
                                                                  $ (240,000)      $ (24,000)
                                                                 ============     ===========

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997


NOTE 9 -        INCOME TAXES (Continued)


                The components of the net deferred tax accounts as of December 31, 1998 are as follows:

                                                                                         1998
                                                                                      -----------
                         Deferred tax assets:
                           Net operating loss - federal                              $ 2,267,000
                           Net operating loss - state                                    428,000
                           Valuation allowance                                        (2,695,000)
                                                                                      -----------
                             Total deferred tax asset                                       -

                         Deferred tax liabilities:
                           Intangible assets, net                                 (         -   )
                                                                                  ---------------
                             Total deferred tax liability                         (         -   )
                                                                                  ---------------

                            Net deferred tax asset (liability)                    $(        -   )
                                                                                  ===============

                The Company has $8,286,000 of net operating losses for federal income tax reporting purposes available for carryforward which expire through 2018.

                The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In 1998, the Company increased the valuation allowance applied against the net operating loss carryforwards by approximately $2,112,000 based upon reasonable and prudent tax planning strategies and future income projections.

NOTE 10 -       GOING CONCERN

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1998 and 1997, the Company incurred losses of $5,654,834 and $2,397,750, respectively. Additionally, the Company generated negative cash flows from operations of $2,615,445 and $2,591,046 for the years ended December 1998 and 1997, respectively. The Company's ability to continue as a going concern is currently dependent on its ability to successfully attain profitability and positive cash flows from operations as well as obtain capital or other financing to fund future losses and intended expansion. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty. Management's plans to mitigate the Company's financial problems are outlined below.

                        NEUROCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 10 -       GOING CONCERN (Continued)

                Regarding current operations, in order to maintain its liquidity and economic viability in the interim, the Company is continuing its ongoing marketing efforts to obtain contracts for its contract research division and has implemented several measures to reduce current expenses such as partial salary deferrals for officers and reduction of operating costs.

NOTE 11 -       SUBSEQUENT EVENTS

                On January 4, 1999, the Company entered into an employment agreement with the Director of Operations. The contract provides for a base salary of $75,000, a bonus of 20% to 40% of base salary based upon achieving specified operational and financial goals, and 40,000 nonqualified stock options for the purchase of common stock. The options are exercisable upon vesting at the closing price of the stock upon signing. The options vest 25% after 90 days, 25% after one year and 50% after 2 years.

                On May 7, 1999 the Company completed an interim investment agreement with Pioneer. The Company received $100,000 and issued 800,000 shares of the Series C, 8% Senior Convertible Preferred Stock.

                The Company received $1,025,000 from Lancer Management Group, LLC (Lancer) in May, 1999 in exchange for 8,200,000 shares of Series C, 8% Convertible Preferred Stock. These shares will not be registered with U.S Securities and Exchange Commission and shall, therefore, be restricted from resale to the public. As consideration to Lancer, the Company shall issue 500,000 warrants convertible into 500,000 shares of common stock at a price of $1.00 per share. These warrants will be excercisable for a period of five years.