Form 10QSB
period 1999-03-31
NEUROCORP LTD
filed 1999-11-03
CIK 814043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________   to


Commission File Number:            33-2205-D
                        --------------------------------------------------------
                                NeuroCorp., Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                    22-2813990
------------------------                          ------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

45 Knollwood Road, Elmsford, New York                                  10523
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

                                                             Yes [  ]  No [xx]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,231,672 shares as of September 30, 1999.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART 1 -      FINANCIAL INFORMATION:

    ITEM I - FINANCIAL STATEMENTS                                                  Page
                                                                                  number
                                                                                  ------
              Consolidated Balance Sheets at March 31, 1999 (unaudited)
               and December 31, 1998                                                 1

              Consolidated Statements of Operations (unaudited)
               for the three months ended March 31, 1999 and 1998                    2

              Consolidated statement of Stockholders' Equity (unaudited)
               for the three months ended March 31, 1999                             3

              Consolidated statements of cash flows (unaudited)
               for the three months ended March 31, 1999 and 1998                    4

              Notes to consolidated financial statements                           5 - 8

    ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                 9 - 11

PART II -     OTHER INFORMATION                                                   11 - 13


                        NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           (Unaudited)
                                                                                            March 31,            December 31,
                                                                                              1999                   1998
                                                                                        ------------------    -------------------
CURRENT ASSETS
     Cash and cash equivalents                                                        $           180,499   $            795,739
     Accounts receivable, net                                                                      27,384                  6,400
     Prepaid expenses and other current assets                                                     21,897                 27,785
                                                                                        ------------------    -------------------
               Total current assets                                                               229,780                829,924
                                                                                        ------------------    -------------------

PROPERTY AND EQUIPMENT, net                                                                       564,739                583,974

OTHER ASSETS                                                                                      145,162                145,162
                                                                                        ------------------    -------------------
                                                                                      $           939,681   $          1,559,060
                                                                                        ------------------    -------------------
                                                                                        ------------------    -------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                 $           519,869   $            544,770
     Accrued expenses                                                                             171,974                179,825
     Stockholder demand notes payable                                                             300,000                300,000
                                                                                        ------------------    -------------------
               Total current liabilities                                                          991,843              1,024,595
                                                                                        ------------------    -------------------

COMMITMENTS (Note 3)                                                                                    -                      -

STOCKHOLDERS' EQUITY
     Cumulative, convertible preferred stock, Class B, Series C,
       $.001 par value, 5,000,000 shares authorized                                                   766                    733
     Cumulative, non-convertible preferred stock, Class B, Series 1,
       no par value, 5,000,000 shares authorized                                                  150,000                150,000
     Common stock, $.001 par value, 100,000,000 shares authorized                                  11,231                 11,225
     Additional paid-in-capital                                                                 9,179,313              9,172,919
     Deficit                                                                                   (9,393,472)            (8,800,412)
                                                                                        ------------------    -------------------
                                                                                                  (52,162)               534,465
                                                                                        ------------------    -------------------
                                                                                      $           939,681   $          1,559,060
                                                                                        ------------------    -------------------
                                                                                        ------------------    -------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                 1999                1998
                                                           ------------------  ------------------
NET SALES                                                  $          47,956   $         165,414

COST OF SALES, including amortization expense
 of $-0- and $67,373, respectively                                    52,721             125,339
                                                           ------------------  ------------------

        Gross profit (loss)                                           (4,765)             40,075

GENERAL AND ADMINISTRATIVE EXPENSES                                  581,137             808,656
                                                           ------------------  ------------------

        Loss from operations                                        (585,902)           (768,581)

OTHER INCOME (EXPENSE)
    Interest income                                                    1,252               5,980
    Interest expense                                                  (4,627)            (10,701)
                                                           ------------------  ------------------
                                                                      (3,375)             (4,721)
                                                           ------------------  ------------------

        Net loss                                           $        (589,277)  $        (773,302)
                                                           ------------------  ------------------
                                                           ------------------  ------------------

(LOSS) PER COMMON SHARE                                    $           (0.05)  $           (0.07)
                                                           ------------------  ------------------
                                                           ------------------  ------------------

WEIGHTED AVERAGE SHARES OUTSTANDING                               11,229,539          10,813,806
                                                           ------------------  ------------------
                                                           ------------------  ------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)



                                                      Preferred Stock                         Preferred Stock
                                                     Class B, Series C                        Class B, Series 1
                                                 Shares              Amount               Shares               Amount
                                            --------------     ----------------     ----------------    -----------------

Balance, December 31, 1998                        733,333       $          733              150,000      $       150,000

Issuance of common stock in
    connection with exercise of
    stock option                                        -                    -                    -                    -

Preferred stock dividends                          32,500                   33                    -                    -

Net loss                                                -                    -                    -                    -
                                            --------------     ----------------     ----------------    -----------------

Balance, March 31, 1999                           765,833       $          766              150,000      $       150,000
                                            --------------     ----------------     ----------------    -----------------
                                            --------------     ----------------     ----------------    -----------------




                                                             Additional                       Total
                                        Common Stock           Paid-in                    Stockholders'
                                    Shares        Amount       Capital       Deficit        Equity
                                  -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1998         11,225,272   $    11,225   $ 9,172,919   $(8,800,412)   $   534,465

Issuance of common stock in
    connection with exercise of
    stock option                        6,400             6         6,394            --          6,400

Preferred stock dividends                  --            --            --        (3,783)        (3,750)

Net loss                                   --            --            --      (589,277)      (589,277)
                                  -----------   -----------   -----------   -----------    -----------

Balance, March 31, 1999            11,231,672   $    11,231   $ 9,179,313   $(9,393,472)   $   (52,162)
                                  -----------   -----------   -----------   -----------    -----------
                                  -----------   -----------   -----------   -----------    -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                       1999                  1998
                                                                            --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $          (589,277)  $         (773,302)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Bad debt expense (recovered)                                                        3,000              (35,230)
      Depreciation and amortization                                                      20,665               90,493
      Amortization of deferred financing costs                                                -                6,832
    Decrease (increase) in:
      Accounts receivable                                                               (23,984)             (82,619)
      Prepaid expenses
        other current assets                                                              5,888              (20,949)
      Inventories                                                                                                486
      Due from affiliates                                                                                     (4,714)
    Increase (decrease) in:
      Accounts payable                                                                  (24,901)            (191,351)
      Accrued expenses                                                                  (11,601)              62,932
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                              -              (18,920)
                                                                            --------------------  -------------------
             Net cash used in operating activities                                     (620,210)            (966,342)
                                                                            --------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capitalized database development costs                                                                    (9,434)
    Purchases of property and equipment                                                  (1,430)             (63,864)
                                                                            --------------------  -------------------
             Net cash used in investing activities                                       (1,430)             (73,298)
                                                                            --------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of stock                                                       6,400                    -
                                                                            --------------------  -------------------
             Net cash provided by financing activities                                    6,400                    -
                                                                            --------------------  -------------------

NET DECREASE IN CASH                                                                   (615,240)          (1,039,640)

CASH AND CASH EQUIVALENTS, beginning of period                                          795,739            1,575,159
                                                                            --------------------  -------------------

CASH AND CASH EQUIVALENTS, end of period                                    $           180,499   $          535,519
                                                                            --------------------  -------------------
                                                                            --------------------  -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                            $             4,627   $           10,701
        Income taxes                                                                      3,118                3,350
NON CASH INVESTING AND FINANCING ACTIVITIES
        Issuance of preferred stock in lieu of dividend on
           preferred stock                                                               32,500                    -
        Accrued dividends                                                                 3,750                3,750



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1        -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The interim consolidated financial statements for the three months ended March 31, 1999 and 1998 has been prepared by NeuroCorp, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the consolidated balance sheets, consolidated results of operations and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

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

                  NATURE OF OPERATIONS

                  The Company performs clinical research data analysis for health agencies, research organizations, and pharmaceutical companies and manages a facility, which diagnoses and treats memory disorders and provides education and consultation to individuals who suffer from memory impairment. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and performs neurological testing services for hospitals and physicians.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1        -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                  EARNINGS PER COMMON SHARE

                  For the three months ended March 31, 1999 and 1998, 765,833 and 0 shares respectively, of the Class B Series C convertible preferred stock and 313,333 and 0 options were excluded from the calculations, as their effect would have been antidutive.

NOTE 2        -   GOING CONCERN

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is currently dependent on its ability to successfully attain profitability and positive cash flows from operations as well as obtain capital or other financing to fund future losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Management's plans to mitigate the Company's financial problems are outlined below.

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

                  Regarding current operations, the Company is continuing its ongoing marketing efforts to obtain contracts for its contract research division and has implemented several measures to reduce current expenditures. Such reductions include salary deferrals, staff cuts, reducing office space and equipment leases and reductions in other expenses. The Company expects that the proceeds from Pioneer, together with current cash and projected cash from operations will be sufficient to fund its activities for the next twelve to eighteen months.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


NOTE 3        -   COMMITMENTS AND CONTINGENCIES

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

                  A schedule of future minimum rental payments at March 31, 1999 is as follows:


                  Year ended December 31,
                  -----------------------
                           1999                               $      134,779
                           2000                                      144,120
                           2001                                      147,729
                           2002                                      142,565
                           2003                                      134,174
                                                              --------------
                                                              $      703,367
                                                              --------------
                                                              --------------

                  Rent expense under all operating leases for the three months ended March 31, 1999 and 1998 was $49,636 and $28,821, respectively.

             b)   Concentration of credit risk

                   For the three months ended March 31, 1999 and 1998, approximately 77% and 69%, respectively, of net sales were derived from four and two unrelated customers, respectively who are in the pharmaceutical and psychiatric industries. As of March 31, 1999 and December 31, 1998, approximately 74% and 76% respectively, of accounts receivable are due from four unrelated customers.

NOTE 4        -   RELATED PARTY TRANSACTIONS

                  Stockholder notes and loans payable

                  Stockholder notes and loans payable consisted of the following at:

                                                                       March
                                                                      31, 1999            December
                                                                    (Unaudited)           31, 1998
                                                                    -----------           --------
                     Non-interest bearing loans,
                      (See (i) below)                             $      200,000     $      200,000

                     Notes payable bearing an interest of
                      5% to 9% (See below)                               100,000            100,000
                                                                  --------------     --------------
                                                                  $      300,000     $      300,000
                                                                  --------------     --------------
                                                                  --------------     --------------

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


NOTE 4        -   RELATED PARTY TRANSACTIONS -CONTINUED

                  Stockholder notes and loans payable - continued


                  i) On May 24, 1996, the Company entered into an agreement with a shareholder to borrow $200,000. The note is non-interest bearing and was payable within one year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. During June 1997, the original maturity date of May 24, 1997 was extended to December 15, 1998.

                  ii) On July 16, 1996, the Company entered into two loan agreements amounting to $200,000 with two unrelated shareholders. Each note was for $100,000, bears interest at 9% per annum and was due at the earlier of one year or payable from any of the proceeds of a sale of the Company's securities including the exercise of Class B and C Warrants. On April 30, 1997, the Company liquidated one note amounting to $100,000 and extended the second note's maturity date to December 15, 1998.

                  As of March 31, 1999, the above loans remain outstanding without extension.

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                  CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

                  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking information made on behalf of the Company. Certain statements in this quarterly report on Form 10-QSB are "forward-looking statements". These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this annual report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations, and intentions and other factors discussed in this report. We assume no obligation to update such forward-looking statements

                  RESULTS OF OPERATIONS

                  The Company reported a net loss of $589,277 for the three months ended March 31, 1999 as compared to a net loss of $773,052 for the three months ended March 31, 1998.

                  Revenues for the three months ended March 31, 1999 and 1998 amounted to $47,956 and $165,414 respectively. Revenues decreased by $117,458 or 71% for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Gross (loss) profit for the three months ended March 31, 1999 and 1998 amounted to $(4,765) and $40,075, respectively or a net decrease of $44,840. The Company included in the cost of sales amortization of its database and computer system product development costs for the three months ended March 31, 1998. The Company wrote-off the remaining value of database and computer system product development costs as of December 31, 1998. For the three months ended March 31, 1999 and 1998 amortization charges amounted to $0 and $67,373, respectively.

                  The decrease in sales and gross profit is attributable to the Company focusing its efforts on developing the Memory Center business and the Company's inability to secure contract research business for HZI.

                  General and administration expenses include overhead, administration salaries, selling and consulting costs.

                  General and administrative expenses for the three months ended March 31, 1999 were $581,137 as compared to the three months ended March 31, 1998 of $808,656 or a decrease of $227,519 or 28%. The decrease in general and administrative expenses for the three months ended March 31, 1999 is primarily due to a Company restructuring which included a reduction in employee staffing and other cost reduction strategies.

                  Other Expense for the three months ended March 31, 1999 and 1998 amounted to $3,375 and $4,721, respectively, a decrease of $1,346. The decrease is a result of lower interest income due to lower cash balances and a decrease in interest expense.

                  Income Taxes

                  The Company has not generated any taxable income the last four years and therefore has not paid any federal income taxes for this period. Utilization of the Company's net operating loss carryforwards may be subject to certain limitations under section 382 of the Internal Revenue Code. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

                  LIQUIDITY AND CAPITAL RESOURCES

                  At March 31, 1999 and December 31, 1998, the Company had negative working capital of $758,313 and $194,671 respectively. The Company's cash balance at March 31, 1999 and December 31, 1998 amounted to $180,499 and $ 795,739, respectively. The Company's net accounts receivable amounted to $27,384 at March 31, 1999 and $6,400 at December 31, 1998,
                  an increase of $20,984. Prepaid expenses at March 31, 1999 and December 31, 1998 amounted to $21,897 and $27,785, respectively, a decrease of $5,888.

                  As of March 31, 1999 and December 31, 1998 current liabilities amounted to $991,843 and $1,024,595, respectively, a decrease of $32,752. Included in these amounts is a $300,000 stockholder loan, which was due December 31, 1998.

                  For the three months ended March 31, 1999 and 1998, the Company used cash for operations of $620,210 and $966,342 respectively, resulting in decreased use of cash for operations by $346,132. The net decrease for the three months ended March 31, 1999 is the result of loss from operations amounting to $585,902 compared to the loss from operations for the three months ended March 31, 1998 of $768,581, a decrease of $182,679.

                  For the three months ended March 31, 1999 and 1998 cash used by investing activities amounted to $1,430 and $73,298, respectively, or a net decrease in use of cash of $71,868. The decrease use in cash for investing activities for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 was attributable to a reduction in capitalized database development costs to $0 from $9,434 for the three months ended March 31, 1999 and 1998, and further to a decrease in purchases of other assets to $1,430 for March 31, 1999 from $63,864 for the three months ended March 31, 1998.

                  For the three months ended March 31, 1999 and 1998 cash provided by financing activities amounted to $6,400 and $0, respectively. For the three months ended March 31, 1999, 6,400 shares were issued in connection with exercise of 6,400 warrants.

                  MANAGEMENT'S PLAN

                  The Company plans center on the following objectives; secure affiliate Memory Centers-TM- business, turn the Signature Memory Center into a profitable operation, and secure new contract research business.

                  The Company is aggressively pursuing affiliate Memory Centers business, as it believes this will enable a less costly and quicker growth strategy. Previously, the Company had focused on starting Company owned and run Memory Centers offices, but the high cost associated with the construction and startup of such sites prohibits that approach. The Company is in negotiations with a number of entities to start such affiliations. The Company is negotiating with enterprises that will be able to provide the necessary medical office space and patient base, such as hospitals, skilled nursing facilities and physician groups. The Company has entered into four non-binding Letters of Intent with entities that are interested in setting up Memory Centers in their facilities. The Company may need to finance the acquisition of computer and medical equipment that will be installed at each location. The amount of capital that may be needed varies with each affiliation as some affiliates may purchase the equipment up front and pay reduced management fees in exchange.

                  The Company is pursuing a marketing strategy intended to create awareness of Memory Centers and its services to potential patients and large existing healthcare providers such as, multi-specialty physician groups, hospital consortiums, and large assisted living center organizations. The Company has entered into a contract for marketing services with a highly respected firm in the New York City metropolitan area with a reputation for having relationships at the highest level of these organizations.

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

                  The Company continues its quest for new and continuing contract research through its HZI operation. The Company is has started work on a research contract for a clinical study that could generate as much $288,000 in revenues. The Company is also negotiating additional contracts, which it hopes to finalize in the fourth quarter of 1999.

                  The Company believes the Tele-Map(TM) business can be marketed and provide a consistent growing revenue stream. The Company is pursuing several options for the purpose of expanding its Tele-Map business including joint venture opportunities.


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



                                 NEUROCORP, LTD.  (Registrant)


Dated: October 27, 1999


                                 By: /s/ VERNON L. WELLS
                                     -------------------------------------------
                                 Vernon L. Wells, President,
                                 Chief Executive Officer, Acting Chief Financial Officer (Principal Financial Officer) and Director

                                 /s/ DONALD J. ALBERTIE
                                 -----------------------------------------------
                                 Donald J. Albertie, Controller
                                 (Principal Accounting Officer)