Form 10QSB
period 1999-06-30
NEUROCORP LTD
filed 1999-11-15
CIK 814043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------

--------------------------------------------------------------------------------

Commission File Number: 33-2205-D

                                NeuroCorp., Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Nevada                                                    22-2813990
--------------------------------                     -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

45 Knollwood Road, Elmsford, New York                                  10523
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

                                                          Yes |_|  No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,731,672 shares as of October 31, 1999.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION:

      ITEM I - FINANCIAL STATEMENTS                                      Page
                                                                        number
                                                                        ------

            Consolidated Balance Sheets at June 30, 1999 (unaudited)
            and December 31, 1998                                         1

            Consolidated Statements of Operations (unaudited)
            for the three months ended June 30, 1999 and 1998             2

            Consolidated Statements of Operations (unaudited)
            for the six months ended June 30, 1999 and 1998               3

            Consolidated statement of Stockholders' Equity (unaudited)
            for the six months ended June 30, 1999                        4

            Consolidated statements of cash flows (unaudited)
            for the six months ended June 30, 1999 and 1998               5

            Notes to consolidated financial statements                    6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           9

PART II - OTHER INFORMATION                                              12

                        NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          (Unaudited)
                                                                            June 30,      December 31,
                                                                              1999            1998
                                                                        ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                           $    844,788      $    795,739
    Accounts receivable, net                                                  52,578             6,400
    Prepaid expenses and other current assets                                 27,831            27,785
                                                                        ------------      ------------
          Total current assets                                               925,197           829,924
                                                                        ------------      ------------

PROPERTY AND EQUIPMENT, net                                                  546,828           583,974

OTHER ASSETS                                                                 148,597           145,162
                                                                        ------------      ------------
                                                                        $  1,620,622      $  1,559,060
                                                                        ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $    469,829      $    544,770
    Accrued expenses                                                         176,729           179,825
    Unearned Revenue                                                           8,400
    Stockholder demand notes payable                                         300,000           300,000
                                                                        ------------      ------------
          Total current liabilities                                          954,958         1,024,595
                                                                        ------------      ------------

COMMITMENTS (Note 3)                                                              --                --

STOCKHOLDERS' EQUITY
    Cumulative, convertible preferred stock, Class B, Series C,
      $.001 par value, 20,000,000 shares authorized                           17,004               733
    Cumulative, non-convertible preferred stock, Class B, Series 1,
      no par value, 5,000,000 shares authorized                              150,000           150,000
    Common stock, $.001 par value, 100,000,000 shares authorized              11,731            11,225
    Additional paid-in-capital                                            11,250,113         9,172,919
    Stock Subscriptions Receivable                                          (962,500)
    Deficit                                                               (9,800,684)       (8,800,412)
                                                                        ------------      ------------
                                                                             665,664           534,465
                                                                        ------------      ------------
                                                                        $  1,620,622      $  1,559,060
                                                                        ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                      1999            1998
                                                 ------------     ------------

NET SALES                                        $    150,827     $     43,914

COST OF SALES, including amortization expense
  of $-0- and $66,847, respectively                    42,081           92,479
                                                 ------------     ------------

      Gross profit (loss)                             108,746          (48,565)

GENERAL AND ADMINISTRATIVE EXPENSES                   513,031          802,870
                                                 ------------     ------------

      Loss from operations                           (404,285)        (851,435)

OTHER INCOME (EXPENSE)
   Interest income                                      4,575            1,221
   Other income                                         2,516
   Interest expense                                    (6,229)          (9,826)
                                                 ------------     ------------
                                                          862           (8,605)
                                                 ------------     ------------
      Loss before benefit from
        income taxes                                 (403,423)        (860,040)

BENEFIT FROM INCOME TAXES                                  --            1,625

      Net loss                                   $   (403,423)    $   (861,665)
                                                 ============     ============

(LOSS) PER COMMON SHARE                          $      (0.04)    $      (0.08)
                                                 ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                11,230,605       10,813,806
                                                 ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                     1999              1998
                                                 ------------     ------------
NET SALES                                        $    198,783     $    209,328

COST OF SALES, including amortization expense
  of $-0- and $134,220, respectively                   94,801          217,818
                                                 ------------     ------------

      Gross profit (loss)                             103,982           (8,490)

GENERAL AND ADMINISTRATIVE EXPENSES                 1,094,169        1,608,513
                                                 ------------     ------------

      Loss from operations                           (990,187)      (1,617,003)

OTHER INCOME (EXPENSE)
   Interest income                                      5,827            7,201
   Other income                                         2,516
   Interest expense                                   (10,857)         (20,527)
                                                 ------------     ------------
                                                       (2,514)         (13,326)
                                                 ------------     ------------
      Loss before benefit from
        income taxes                                 (992,701)      (1,630,329)

BENEFIT FROM INCOME TAXES                                  --             1625

      Net loss                                   $   (992,701)    $ (1,631,954)
                                                 ============     ============

(LOSS) PER COMMON SHARE                          $      (0.09)    $      (0.15)
                                                 ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                11,230,605       10,847,139
                                                 ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                            Preferred Stock                 Preferred Stock
                                           Class B, Series C                Class B, Series 1                Common Stock
                                         Shares          Amount          Shares         Amount          Shares          Amount
                                       ----------      ----------         -------      ----------      ----------      ----------
Balance, December 31, 1998                733,333      $      733         150,000      $  150,000      11,225,272      $   11,225

Issuance of common stock in
   connection with exercise of
   stock option                                --              --              --              --           6,400               6

Issurance of preferred stock            8,200,000           8,200

Issurance of preferred stock              800,000             800

Sale of preferred stock subscibed       7,200,000           7,200

Sale of common stock subscibed                                                                            500,000             500

Preferred stock dividends                  70,552              71              --              --              --              --

Net loss                                       --              --              --              --              --              --
                                       ----------      ----------         -------      ----------      ----------      ----------

Balance, June 30, 1999                 17,003,885      $   17,004         150,000      $  150,000      11,731,672      $   11,731
                                       ==========      ==========         =======      ==========      ==========      ==========

                                        Additional       Stock                                 Total
                                         Paid-in      Subscriptions                        Stockholders'
                                         Capital        Receivable          Deficit           Equity
                                        ----------      -----------       -----------       -----------
Balance, December 31, 1998              $9,172,919      $        --       $(8,800,412)      $   534,465

Issuance of common stock in
   connection with exercise of
   stock option                              6,394                                --             6,400

Issurance of preferred stock             1,016,800                                            1,025,000

Issurance of preferred stock                99,200                                              100,000

Sale of preferred stock subscibed          892,800         (900,000)                                 --

Sale of common stock subscibed              62,000          (62,500)                                 --

Preferred stock dividends                       --                             (7,571)           (7,500)

Net loss                                        --                           (992,701)         (992,701)
                                       -----------      -----------       -----------       -----------
Balance, June 30, 1999                 $11,250,113      $  (962,500)      $(9,800,684)      $   665,664
                                       ===========      ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                    1999              1998
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $  (992,701)      $(1,631,954)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Bad debt expense (recovered)                                     2,659           (35,230)
      Depreciation and amortization                                   41,381           183,621
      Amortization of deferred financing costs                            --            26,188
    Decrease (increase) in:
      Accounts receivable                                            (48,837)          (11,674)
      Prepaid expenses
        other current assets                                             (46)           52,617
      Inventories                                                         --            (1,514)
      Due from affiliates                                                                  160
      Other Assets                                                    (3,436)               --
    Increase (decrease) in:
      Accounts payable                                               (74,941)          313,566
      Accrued expenses                                               (10,595)          (97,623)
      Unearned revenue                                                 8,400                --
                                                                 -----------       -----------
             Net cash used in operating activities                (1,078,116)       (1,201,843)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capitalized database development costs                                             (14,353)
    Purchases of property and equipment                               (4,235)         (381,605)
                                                                 -----------       -----------
             Net cash used in investing activities                    (4,235)         (395,958)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stockholder loans                                                     13,019
    Repayment of stockholder loans                                                     (22,434)
    Proceeds from issuance of stock and warrants                   1,131,400           400,000
                                                                 -----------       -----------
             Net cash provided by financing activities             1,131,400           390,585
                                                                 -----------       -----------

NET DECREASE IN CASH                                                  49,049        (1,207,216)

CASH AND CASH EQUIVALENTS, beginning of period                       795,739         1,575,159
                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                         $   844,788       $   367,943
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest                                                $     6,357       $     7,201
         Income taxes                                                  3,118             1,625
NON CASH INVESTING AND FINANCING ACTIVITIES
         Issuance of preferred stock in lieu of dividend on
           preferred stock                                            70,552                --
         Accrued dividends                                             7,500             7,500

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The interim consolidated financial statements for the three and six months ended June 30, 1999 and 1998 have been prepared by NeuroCorp, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the consolidated balance sheets, consolidated results of operations and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      USE OF ESTIMATES - CONTINUED

      of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      EARNINGS PER COMMON SHARE

      For the six months ended June 30, 1999 and 1998, 17,003,885 and 0 shares respectively, of the Class B Series C convertible preferred stock and 330,000 and 0 options were excluded from the calculations, as their effect would have been antidutive.

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

      During 1999, the Company completed two investments with Pioneer Ventures Associates Limited Partnership pursuant to the July 30, 1998 investment agreement. In May 1999, the Company received $100,000 from Pioneer and issued 800,000 shares of the Company's Series C 8% Convertible Preferred Stock. In June 1999, the Company issued Pioneer 7,200,000 shares of the Company's Series C 8% Convertible Preferred Stock and 500,000 shares of common stock for a total of $962,500. The proceeds were placed in a restricted bank account for the Company in October 1999, and will be disbursed to the Company based on certain financial measures, on a monthly basis.

      In May 1999, the Company received $1,025,000 from entities managed by Lancer Management Group LLC (Lancer) and issued 8,200,000 shares of the Company's Series C 8% Convertible Preferred Stock and issued warrants to purchase 500,000 shares of Common Stock at a price of $1.00 per share. These warrants will be exercisable for a period of five years.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

      A schedule of future minimum rental payments at June 30, 1999 is as follows:

                  Year ended December 31,
                  -----------------------
                           1999                         $  134,779
                           2000                            144,120
                           2001                            147,729
                           2002                            142,565
                           2003                            134,174
                                                        ----------
                                                        $  703,367
                                                        ==========


      Rent expense under all operating leases for the six months ended June 30, 1999 and 1998 was $101,326 and $76,403, respectively.

      b) Concentration of credit risk

      For the six months ended June 30, 1999 and 1998, approximately 65% and 69%, respectively, of net sales were derived from three and three unrelated customers, respectively who are in the pharmaceutical and psychiatric industries. As of June 30, 1999 and December 31, 1998, approximately 85% and 100% respectively, of accounts receivable are due from three and one unrelated customers.

NOTE  4 - RELATED PARTY TRANSACTIONS

      Stockholder notes and loans payable

      Stockholder notes and loans payable consisted of the following at:

                                                         June
                                                        30, 1999        December
                                                      (Unaudited)       31, 1998
                                                       --------         --------
Non-interest bearing loans,
(See (i) below)                                        $200,000         $200,000

Notes payable bearing an interest of
5% to 9% (See below)                                    100,000          100,000
                                                       --------         --------

                                                       $300,000         $300,000
                                                       ========         ========

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

      As of June 30, 1999, the above loans remain outstanding without extension.

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

      THREE MONTHS ENDED JUNE 30, 1999 AND 1998

      The Company reported a net loss of $403,423 for the three months ended June 30, 1999 as compared to a net loss of $861,665 for the three months ended June 30, 1998.

      Revenues for the three months ended June 30, 1999 and 1998 amounted to $150,827 and $43,914 respectively. Revenues increased by $106,913 or 243% for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Gross (loss) profit for the three months ended June 30, 1999 and 1998 amounted to $108,746 and $(48,565), respectively or a net increase of $157,311. The Company included in the cost of sales, amortization of its database and computer system product development costs for the three months ended June 30, 1998. The Company wrote-off the remaining value of database and computer system product development costs as of December 31, 1998. For the three months ended June 30, 1999 and 1998 amortization charges amounted to $0 and $66,847, respectively.

      The increase in sales and gross profit is attributable to the Company focusing its efforts on developing the Memory Center business and the Company's ability to secure consulting work related to prior contract research business for HZI.

      General and administration expenses include overhead, administration salaries, selling and consulting costs.

      General and administrative expenses for the three months ended June 30, 1999 were $513,031 as compared to the three months ended June 30, 1998 of $802,870 or a decrease of $289,839 or 36%. The decrease in general and administrative expenses for the three months ended June 30, 1999 is primarily due to a Company restructuring which included a reduction in employee staffing and other cost reduction strategies.

      Other Income (Expense) for the three months ended June 30, 1999 and 1998 amounted to $862 and $(8,605), respectively, an increase of $9,467. The increase is a result of higher interest income and a decrease in interest expense.

      SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      The Company reported a net loss of $992,701 for the six months ended June 30, 1999 as compared to a net loss of $1,631,954 for the six months ended June 30, 1998.

      Revenues for the six months ended June 30, 1999 and 1998 amounted to $198,783 and $209,328 respectively. Revenues decreased by $10,545 or 5% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Gross (loss) profit for the six months ended June 30, 1999 and 1998 amounted to $103,982 and $(8,490), respectively or a net increase of $112,472. The Company included in the cost of sales amortization of its database and computer system product development costs for the six months ended June 30, 1998. The Company wrote-off the remaining value of database and computer system product development costs as of December 31, 1998. For the six months ended June 30, 1999 and 1998 amortization charges amounted to $0 and $134,220, respectively.

      General and administrative expenses for the six months ended June 30, 1999 were $1,094,169 as compared to the six months ended June 30, 1998 of $1,608,513 or a decrease of $514,344 or 32%. The decrease in general and administrative expenses for the six months ended June 30, 1999 is primarily due to a Company restructuring which included a reduction in employee staffing and other cost reduction strategies.

      Other Expense for the six months ended June 30, 1999 and 1998 amounted to $2,514 and $13,326, respectively, a decrease of $10,812. The increase is a result of a decrease in interest expense.

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

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999 and December 31, 1998, the Company had negative working capital of $29,761 and $194,671 respectively. The Company's cash balance at June 30, 1999 and December 31, 1998 amounted to $844,788 and $ 795,739, respectively. The Company's net accounts receivable amounted to $52,578 at June 30, 1999 and $6,400 at December 31, 1998, an increase of $46,178. Prepaid expenses at June 30, 1999 and December 31, 1998 amounted to $27,831 and $27,785, respectively, an increase of $46.

      As of June 30, 1999 and December 31, 1998 current liabilities amounted to $954,958 and 1,024,595, respectively, a decrease of $69,637. Included in these amounts is a $300,000 stockholder loan, which was due December 31, 1998.

      For the six months ended June 30, 1999 and 1998, the Company used cash for operations of $1,078,116 and $1,201,843 respectively, resulting in decreased use of cash for operations by $123,727. The net decrease for the six months ended June 30, 1999 is the result of loss from operations amounting to $990,187 compared to the loss from operations for the six months ended June 30, 1998 of $1,617,003, a decrease of $626,816.

      For the six months ended June 30, 1999 and 1998 cash used by investing activities amounted to $4,235 and $395,958, respectively, or a net decrease in use of cash of $391,723. The decrease use in cash for investing activities for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was attributable to a reduction in capitalized database development costs to $0 from $14,353 for the six months ended June 30, 1999 and 1998, and further to a decrease in purchases of fixed assets to $4,235 for June 30, 1999 from $381,605 for the six months ended June 30, 1998.

      For the six months ended June 30, 1999 and 1998 cash provided by financing activities amounted to $ 1,131,400 and $390,585, respectively. For the six months ended June 30, 1999, 6,400 shares were issued in connection with exercise of 6,400 warrants and 16,200,000 shares of the Class B, Series C preferred stock and 500,000 shares of common stock were issued pursuant to an investment by Lancer Management and Pioneer Ventures Associates Limited Partnership.

      MANAGEMENT'S PLAN

      The Company plans center on the following objectives; secure affiliate Memory Centers(TM) business, turn the Signature Memory Center into a profitable operation, and secure new contract research business.

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

                                    NEUROCORP, LTD.  (Registrant)

Dated: November 12, 1999


                                    By: /s/VERNON L. WELLS
                                    ----------------------
                                    Vernon L. Wells, President, Chief Executive
                                    Officer, Acting Chief Financial Officer
                                    (Principal Financial Officer) and
                                    Director


                                    /s/DONALD J. ALBERTIE
                                    ---------------------
                                    Donald J. Albertie, Controller
                                    (Principal Accounting Officer)