Form 10QSB
period 1999-09-30
NEUROCORP LTD
filed 1999-11-15
CIK 814043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number: 33-2205-D

                                NeuroCorp., Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                              22-2813990
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

45 Knollwood Road, Elmsford. New York                          10523
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

PART 1- FINANCIAL INFORMATION:

   ITEM I - FINANCIAL STATEMENTS

                                                                           Page
                                                                          number
                                                                          ------

            Consolidated Balance Sheets at September 30, 1999
             (unaudited) and December 31, 1998                                 1

            Consolidated Statements of Operations (unaudited) for the
             three months ended September 30, 1999 and 1998                    2

            Consolidated Statements of Operations (unaudited) for the
             nine months ended September 30, 1999 and 1998                     3

            Consolidated statement of Stockholders' Equity (unaudited)
             for the nine months ended September 30, 1999                      4

            Consolidated statements of cash flows (unaudited) for the
             nine months ended September 30, 1999 and 1998                     5

            Notes to consolidated financial statements                         6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                          9

PART II - OTHER INFORMATION                                                   12

                        NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        (Unaudited)
                                                                        September 30,     December 31,
                                                                            1999              1998
                                                                        ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                           $    509,779      $    795,739
    Accounts receivable, net                                                  50,978             6,400
    Inventory                                                                  5,686
    Prepaid expenses and other current assets                                 63,775            27,785
                                                                        ------------      ------------
           Total current assets                                              630,218           829,924
                                                                        ------------      ------------

PROPERTY AND EQUIPMENT, net                                                  538,388           583,974

OTHER ASSETS                                                                 148,597           145,162
                                                                        ------------      ------------
                                                                        $  1,317,203      $  1,559,060
                                                                        ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $    470,328      $    544,770
    Accrued expenses                                                         209,880           179,825
    Unearned Revenue                                                           7,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                24,000
    Current obligations under capital leases                                   3,941
    Stockholder demand notes payable                                         300,000           300,000
                                                                        ------------      ------------
           Total current liabilities                                       1,015,149         1,024,595
                                                                        ------------      ------------

LONG TERM LIABILITIES
    Obligations under capital leases                                           6,647                --

COMMITMENTS (Note 3)                                                              --                --

STOCKHOLDERS' EQUITY
    Cumulative, convertible preferred stock, Class B, Series C,
      $.001 par value, 20,000,000 shares authorized                           17,071               733
    Cumulative, non-convertible preferred stock, Class B, Series 1,
      no par value, 5,000,000 shares authorized                              150,000           150,000
    Common stock, $.001 par value, 100,000,000 shares authorized              11,731            11,225
    Additional paid-in-capital                                            11,250,113         9,172,919
    Stock Subscriptions Receivable                                          (962,500)
    Deficit                                                              (10,171,008)       (8,800,412)
                                                                        ------------      ------------
                                                                             295,407           534,465
                                                                        ------------      ------------
                                                                        $  1,317,203      $  1,559,060
                                                                        ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                      1999             1998
                                                  ------------     ------------
NET SALES                                         $    115,341     $     91,383

COST OF SALES, including amortization expense
  of $-0- and $22,218, respectively                     36,845          515,948
                                                  ------------     ------------

       Gross profit (loss)                              78,496         (424,565)

GENERAL AND ADMINISTRATIVE EXPENSES                    524,349          906,608
                                                  ------------     ------------

       Loss from operations                           (445,853)      (1,331,173)

OTHER INCOME (EXPENSE)
    Interest income                                      1,700              988
    Other income                                        81,726           (1,443)
    Interest expense                                    (4,082)          (9,081)
                                                  ------------     ------------
                                                        79,344           (9,536)
                                                  ------------     ------------
       Loss before benefit from
         income taxes                                 (366,509)      (1,340,709)

BENEFIT FROM INCOME TAXES                                   --               --

       Net loss                                   $   (366,509)    $ (1,340,709)
                                                  ============     ============

(LOSS) PER COMMON SHARE                           $      (0.03)    $      (0.12)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,731,672       11,213,806
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                       1999            1998
                                                  ------------     ------------

NET SALES                                         $    314,123     $    300,711

COST OF SALES, including amortization expense
  of $-0- and $156,438, respectively                   131,646          733,766
                                                  ------------     ------------

       Gross profit (loss)                             182,477         (433,055)

GENERAL AND ADMINISTRATIVE EXPENSES                  1,618,517        2,515,121
                                                  ------------     ------------

       Loss from operations                         (1,436,040)      (2,948,176)

OTHER INCOME (EXPENSE)
    Interest income                                      7,528            8,189
    Other income                                        84,242           (3,068)
    Interest expense                                   (14,938)         (29,608)
                                                  ------------     ------------
                                                        76,832          (24,487)
                                                  ------------     ------------
       Loss before benefit from
         income taxes                               (1,359,208)      (2,972,663)

BENEFIT FROM INCOME TAXES                                   --               --

       Net loss                                   $ (1,359,208)    $ (2,972,663)
                                                  ============     ============

(LOSS) PER COMMON SHARE                           $      (0.12)    $      (0.27)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,397,628       10,969,490
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                           Preferred Stock              Preferred Stock
                                          Class B, Series C             Class B, Series 1               Common Stock
                                        Shares         Amount         Shares         Amount          Shares         Amount
                                     ------------   ------------   ------------   ------------    ------------   ------------
Balance, December 31, 1998                733,333   $        733        150,000   $    150,000      11,225,272   $     11,225

Issuance of common stock in
    connection with exercise of
    stock option                               --             --             --             --           6,400              6

Issurance of preferred stock            8,200,000          8,200

Issurance of preferred stock              800,000            800

Sale of preferred stock subscribed      7,200,000          7,200

Sale of common stock subscibed                                                                         500,000            500

Preferred stock dividends                 138,260            138             --             --              --             --

Net loss                                       --             --             --             --              --             --
                                     ------------   ------------   ------------   ------------    ------------   ------------

Balance, September 30, 1999            17,071,593   $     17,071        150,000   $    150,000      11,731,672   $     11,731
                                     ============   ============   ============   ============    ============   ============

                                      Additional      Stock                             Total
                                        Paid-in    Subscriptions                    Stockholders'
                                        Capital      Receivable        Deficit         Equity
                                     ------------   ------------    ------------    ------------
Balance, December 31, 1998           $  9,172,919   $         --    $ (8,800,412)   $    534,465

Issuance of common stock in
    connection with exercise of
    stock option                            6,394                             --           6,400

Issurance of preferred stock            1,016,800                                      1,025,000

Issurance of preferred stock               99,200                                        100,000

Sale of preferred stock subscribed        892,800       (900,000)                             --

Sale of common stock subscibed             62,000        (62,500)                             --

Preferred stock dividends                      --                        (11,388)        (11,250)

Net loss                                       --                     (1,359,208)     (1,359,208)
                                     ------------   ------------    ------------    ------------

Balance, September 30, 1999          $ 11,250,113   $   (962,500)   $(10,171,008)   $    295,407
                                     ============   ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                          1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(1,359,208)  $(2,972,663)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Bad debt expense (recovered)                           8,014
     Depreciation and amortization                         62,191       274,663
   Decrease (increase) in:
     Accounts receivable                                  (52,592)      242,054
     Prepaid expenses
       other current assets                               (35,990)       97,886
     Inventories                                           (5,686)       (1,514)
     Due from affiliates                                                 14,744
     Other Assets                                          (3,436)           --
   Increase (decrease) in:
     Accounts payable                                     (74,441)      152,934
     Accrued expenses                                      18,805       (73,034)
     Unearned revenue                                       7,000
     Billings in excess of costs                           24,000            --
                                                      -----------   -----------
           Net cash used in operating activities       (1,411,343)   (2,264,930)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capitalized database development costs                               (14,353)
   Purchases of property and equipment                    (16,605)     (336,325)
                                                      -----------   -----------
           Net cash used in investing activities          (16,605)     (350,678)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable                               10,588            --
   Repayment of stockholder loans                                       (83,965)
   Proceeds from issuance of stock and warrants         1,131,400     1,742,662
                                                      -----------   -----------
           Net cash provided by financing activities    1,141,988     1,658,697
                                                      -----------   -----------

NET DECREASE IN CASH                                     (285,960)     (956,911)

CASH AND CASH EQUIVALENTS, beginning of period            795,739     1,575,159
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $   509,779   $   618,248
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                       $     8,188   $    22,858
       Income taxes                                         5,347         1,625
NON CASH INVESTING AND FINANCING ACTIVITIES
       Issuance of preferred stock in lieu of
         dividend on preferred stock                      138,260            --
       Accrued dividends                                   11,250        11,250
       Acquisition of leased equipment                     10,588            --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The interim consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 have been prepared by NeuroCorp, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the consolidated balance sheets, consolidated results of operations and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      USE OF ESTIMATES - CONTINUED

      of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      EARNINGS PER COMMON SHARE

      For the nine months ended September 30, 1999 and 1998, 17,071,593 and 0 shares respectively, of the Class B Series C convertible preferred stock and 330,000 and 0 options were excluded from the calculations, as their effect would have been antidutive.

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

      In May 1999, the Company received $1,025,000 from entities managed by Lancer Management Group LLC (Lancer) and issued 8,200,000 shares of the Company's Series C 8% Convertible Preferred Stock and issued warrants to purchase 500,000 shares of Common Stock at a price of $1.00 per share. These warrants will be exercisable for a period of five years

      Regarding current operations, the Company is continuing its ongoing marketing efforts to obtain contracts for its contract research division and has implemented several measures to reduce current expenditures. Such reductions include salary deferrals, staff cuts, reducing office space and equipment leases and reductions in other expenses. The Company expects that the proceeds from Pioneer, together with current cash and projected cash from operations will be sufficient to fund its activities for the next twelve to eighteen months.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

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

      A schedule of future minimum rental payments at September 30, 1999 is as follows:

      Year ended December 31,
      -----------------------
              1999                     $134,779
              2000                      144,120
              2001                      147,729
              2002                      142,565
              2003                      134,174
                                       --------
                                       $703,367
                                       ========

      Rent expense under all operating leases for the nine months ended September 30, 1999 and 1998 was $141,559 and $118,715, respectively.

   b) Concentration of credit risk

      For the nine months aided September 30, 1999, approximately 70%, respectively, of net sales were derived from three unrelated customers, respectively who are in the pharmaceutical and psychiatric industries. As of September 30, 1999 and December 31, 1998, approximately 88% and 100% respectively, of accounts receivable are due from three and one unrelated customers.

NOTE 4 - RELATED PARTY TRANSACTIONS

      Stockholder notes and loans payable

      Stockholder notes and loans payable consisted of the following at:

                                                   September
                                                   30, 1999        December
                                                  (Unaudited)      31, 1998
                                                   ---------      ---------
      Non-interest bearing loans,
      (See (i) below)                              $ 200,000      $ 200,000

      Notes payable bearing an interest of
      5% to 9% (See below)                           100,000        100,000
                                                   ---------      ---------

                                                   $ 300,000      $ 300,000
                                                   =========      =========

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

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

      ii) On July 16,1996, the Company entered into two loan agreements amounting to $200,000 with two unrelated shareholders. Each note was for $100,000, bears interest at 9% per annum and was due at the earlier of one year or payable from any of the proceeds of a sale of the Company's securities including the exercise of Class B and C Warrants. On April 30, 1997, the Company liquidated one note amounting to $100,000 and extended the second note's maturity date to December 15, 1998.

      As of September 30, 1999, the above loans remain outstanding without extension.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      The Company reported a net loss of $366,509 for the three months ended September 30, 1999 as compared to a net loss of $1,340,709 for the three months ended September 30, 1998.

      Revenues for the three months ended September 30, 1999 and 1998 amounted to $115,341 and $91,383 respectively. Revenues increased by $23,958 or 26% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Gross (loss) profit for the three months ended September 30, 1999 and 1998 amounted to $78,496 and $(424,565), respectively or a net increase of $503,061. The Company included in the cost of sales, amortization of its database and computer system product development costs for the three months ended September 30, 1998. The Company wrote-off the remaining value of database and computer system product development costs as of December 31, 1998. For the three months ended September 30, 1999 and 1998 amortization charges amounted to $0 and $22,218, respectively.

      The increase in sales and gross profit is attributable to the Company focusing its efforts on developing the Memory Center business and the Company's ability to secure consulting work related to prior contract research business for HZI.

      General and administration expenses include overhead, administration salaries, selling and consulting costs.

      General and administrative expenses for the three months ended September 30, 1999 were $524,349 as compared to the three months ended September 30, 1998 of $906,608 or a decrease of $382,259 or 42%. The decrease in general and administrative expenses for the three months ended September 30, 1999 is primarily due to a Company restructuring which included a reduction in employee staffing and other cost reduction strategies.

      Other Income (Expense) for the three months ended September 30, 1999 and 1998 amounted to $79,344 and $(9,536), respectively, an increase of $88,880. The increase is a result of miscellaneous income of $81,726 from negotiated decreases in accounts payable

      NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      The Company reported a net loss of $1,359,208 for the nine months ended September 30, 1999 as compared to a net loss of $2,972,663 for the nine months ended September 30, 1998.

      Revenues for the nine months ended September 30, 1999 and 1998 amounted to $314,123 and $300,711 respectively. Revenues increased by $13,412 or 4% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Gross (loss) profit for the nine months ended September 30, 1999 and 1998 amounted to $182,477 and $(433,055), respectively or a net increase of $615,532. The Company included in the cost of sales, amortization of its database and computer system product development costs for the nine months ended September 30, 1998. The Company wrote-off the remaining value of database and computer system product development costs as of December 31,1998. For the nine months ended September 30, 1999 and 1998 amortization charges amounted to $0 and $156,438 respectively.

      General and administrative expenses for the nine months ended September 30, 1999 were $1,618,517 as compared to the nine months ended September 30, 1998 of $2,515,121 or a decrease of $896,604 or 36%. The decrease in general and administrative expenses for the nine months ended September 30, 1999 is primarily due to a Company restructuring which included a reduction in employee staffing and other cost reduction strategies.

      Other Income (Expense) for the nine months ended September 30, 1999 and 1998 amounted to $76,832 and $(24,487), respectively, an increase of $101,319. The increase is a result of a decrease in interest expense and $81,726 of miscellaneous income from negotiated decreases in accounts payable

      Income Taxes

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

      LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999 and December 31, 1998, the Company had negative working capital of $384,931 and $194,671 respectively. The Company's cash balance at September 30, 1999 and December 31, 1998 amounted to $509,779 and $795,739, respectively. The Company's net accounts receivable amounted to $50,978 at September 30, 1999 and $6,400 at December 31, 1998, an increase of $46,178. Prepaid expenses at September 30, 1999 and December 31, 1998 amounted to $63,775 and $27,785, respectively, an increase of $35,990.

      As of September 30, 1999 and December 31, 1998 current liabilities amounted to $1,015,149 and 1,024,595, respectively, a decrease of $9,445. Included in these amounts is a $300,000 stockholder loan, which was due December 31, 1998.

      For the nine months ended September 30, 1999 and 1998, the Company used cash for operations of $1,411,343 and $2,264,930 respectively, resulting in decreased use of cash for operations by $853,587. The net decrease for the nine months ended September 30, 1999 is the result of loss from operations amounting to $1,436,040 compared to the loss from operations for the nine months ended September 30, 1998 of $2,948,176 a decrease of $1,512,136.

      For the nine months ended September 30, 1999 and 1998 cash used by investing activities amounted to $16,605 and $350,678, respectively, or a net decrease in use of cash of $334,073. The decrease use in cash for investing activities for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was attributable to a reduction in capitalized database development costs to $0 from $14,353 for the nine months ended September 30, 1999 and 1998, and further to a decrease in purchases of fixed assets to $16,055 for September 30, 1999 from $336,325 for the nine months ended September 30, 1998.

      For the nine months ended September 30, 1999 and 1998 cash provided by financing activities amounted to $1,141,988 and $1,658,897, respectively. For the nine months ended September 30, 1999, 6,400 shares were issued in connection with exercise of 6,400 warrants and 16,200,000 shares of the Class B, Series C preferred stock and 500,000 shares of common stock were issued pursuant to an investment by Lancer Management Group LLC and Pioneer Ventures Associates Limited Partnership.

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

      PART II- OTHER INFORMATION

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

                                        NEUROCORP, LTD. (Registrant)

Dated: November 15, 1999
                                        By: /s/ VERNON L. WELLS
                                            ---------------------------------
                                        Vernon L. Wells, President
                                        Chief Executive Officer, Acting Chief
                                        Financial Officer (Principal Financial
                                        Officer) and Director


                                        /s/ DONALD J. ALBERTIE
                                        -------------------------------------
                                        Donald J. Albertie, Controller
                                        (Principal Accounting Officer)