Form 10KSB
period 1999-12-31
NEUROCORP LTD
filed 2000-03-31
CIK 814043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

COMMISSION FILE NUMBER:              33-2205-D
                        ---------------------------------------------------

                                NEUROCORP., LTD.
   --------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA                                                   22-2813990
------------------------------                ---------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

45 KNOLLWOOD ROAD, ELMSFORD, NEW YORK                                      10523
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                 (914) 345-2057
   --------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

THE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $419,431.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK AS OF FEBRUARY 29, 2000 WAS $8,798,754.

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON EQUITY AS OF FEBRUARY 29, 2000 WAS 11,731,672.

                                     PART 1

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

ITEM 1.  BUSINESS

NeuroCorp, Ltd. ("The Company"), formerly known as Tamarac Ventures, Ltd., was incorporated in the State of Nevada on March 18, 1987 and completed an initial public offering in September 1987.

The Company has two wholly owned subsidiaries, HZI Research Center, Inc. ("HZI") and Memory Centers-TM- of America, Inc. ("MCAI"). HZI is in the business of contracting clinical research and performing data analysis for the Company and MCAI provides non-medical management to medical practitioners, licensed physicians and entities that operate centers intended for the diagnosis and treatment of memory related disturbances.

The Company has incurred losses over the past five years totaling $11,673,176. The Company has been able to remain in business solely because of its ability to raise investment capital. Its ability to continue to raise capital to support its operations is hampered by the continuing and growing losses. For the year ending December 31, 1999 the Company reported a net loss of $1,723,543. This loss can be attributed to a number of factors, including the following: HZI has not started any major new research contracts in two years and had substantially finished all contracts prior to 1998; the Company incurred substantial costs during the construction of a "Signature Memory Center" for MCAI; prior to July 1998 the Company failed to create a successful marketing plan for MCAI and therefore did not generate significant revenues from MCAI; the Company had attempted to create and develop a number of different products and services that stretched its resources and personnel in many different directions and despite the reduction in revenue and work the Company did not reduce overhead costs and payroll levels until the third quarter of 1998. The Company has worked to reduce overhead and staffing levels and has achieved significant monthly savings but has still not been able to generate revenues to support its monthly expense base. As a result it has depended on investment capital to support the monthly losses. If the Company is unsuccessful in launching the

Memory Centers of America business and if HZI Research Center, Inc. can not secure contract research, then the Company will need to raise further investment capital to continue to fund the Company. As of December 31, 1999 the Company believes it has enough capital to fund operations for the year 2000, however, this depends on revenue growth of approximately 150%. There is no assurance the Company will be successful in generating this projected revenue growth.

MEMORY CENTERS-TM- OF AMERICA, INC.

MCAI provides non-medical management, educational, consultation and marketing services to medical practitioners, licensed physicians, and entities controlled by them and, supplies the diagnostic testing, training and communication equipment used in Memory Centers. These physicians offer professional diagnostic, preventive and treatment services for patients whose memory disturbances range from "benign" age-related forgetfulness to different brain disturbances and Alzheimer's disease.

In general, MCAI plans to establish Memory Centers with the offices of physicians, skilled nursing care facilities, hospitals or other similarly equipped medical centers. These facilities will have the necessary physician supervision, medical equipment and technologies and office space to allow for more economical start-up costs. Currently there are three centers operating; one of which is the Company's Signature Center in Manhattan, NY. In April 2000 two additional centers will open in Brooklyn, NY which will bring the total to five Memory Centers operating in the New York City metropolitan area. The Company is in negotiations with hospitals and other medical groups and expects to open three to nine more Memory Centers by the end of 2000.

MCAI expects to operate Memory Centers in a structural environment that will resemble medical practice management companies, where local physicians or professional corporations conduct all aspects of the medical services practice, and MCAI will provide certain management, administrative, marketing and professional support services. For example, MCAI will provide sophisticated, proprietary, high technology diagnostic testing and training systems to each Memory Center. All Memory Centers will have the ability to communicate via a tele-neuropsychiatry system with a central facility where medical experts will evaluate tests and provide diagnostic reports.

COMPETITION

To the best of the Company's knowledge, there is no other commercial enterprise that is attempting to create an identifiable national network of medically-based facilities offering preventive, diagnostic and therapeutic services for memory disturbances. Historically, a number of neurologists, psychiatrists and psychologists have developed memory-oriented clinics, but these have all focused on conducting research. While MCAI is not aware of any existing or proposed programs that offer the services provided by Memory Centers, the neurological departments of any hospital, Alzheimer's clinics and even well-equipped neurologists in private practice will potentially compete with the services Memory Centers offer. Since memory disturbances are generally not considered an illness, or a diagnostic category, doctors and hospitals have a tendency to belittle or ignore the problem, and patients themselves generally hesitate to address the problem until it becomes more severe. Patients with severe memory disturbances, such as Alzheimer's disease, will generally go to specialized Alzheimer's centers, neurology clinics or hospitals. However, for patients with light to moderate memory disturbances, there are currently no professional organizations available to help them. Memory Centers offer a unique set of services for this group of people, and MCAI intends to capitalize on the potential for Memory Centers to prevent memory disturbances that might otherwise occur, particularly given the increasing size of the population aged 65 or older.

MARKETING

MCAI management plans to market Memory Centers to patients, third-party payers, corporations and community service and government organizations. MCAI plans to initiate an aggressive, concentrated advertising effort to inform potential patients that memory disturbance can be objectively diagnosed and that early treatment may slow or even stop further memory deterioration. This media campaign will include print, radio and direct mail sources as well as the Internet. MCAI will also make presentations at local organizations and community groups that include whose members largely consist of potential patients.

MCAI will also market Memory Centers to physicians, both to inform them about Memory Centers and the services they offer and to help build a network of potential affiliates. By developing relationships with physicians, Memory Centers will also build credibility and develop an important source of referral business.

MCAI recognizes that it must develop a relationship with third party payers to penetrate the managed care market and develop an affiliation with HMO's and similar entities. In addition, to the extent the availability of coverage from third party payers will significantly affect its patient base, it will be important for MCAI to help third party payers become comfortable with the nature of the services Memory Centers provide, and the billing patterns they employ. MCAI also plans to market Memory Centers to corporations who can sponsor wellness programs for their executives that include the services Memory Centers offer.

Finally, MCAI intends to build relationships with community service groups and government organizations. For example, local groups such as assisted living centers, rehabilitation providers, senior centers and Alzheimer's Associations, all deal with populations that will be particularly interested in the services Memory Centers provide. MCAI will also try to build relationships with government organizations to create interest and support among government leaders to fund programs that utilize Memory Centers. MCAI expects to be involved in the public debate on issues such as third party payment, professional practice standards and the regulation of telemedicine.

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

COMPETITION

The contract research industry is extremely competitive and many competitors have considerably more resources at their disposable than the Company. The Company has made only nominal efforts to advertise or promote its contract research business and as a result, the Company had not started any major new studies since 1997. However, the Company believes that contract research is a growing industry in the United States. Major drug companies in the United States, Europe and Japan all conduct clinical research in the United States since, given the high level of regulatory oversight in the United States, the results of clinical tests performed in this country, are generally held in high regard. Moreover, the Company believes that drug companies will increasingly subcontract clinical research projects, and that many of these projects will increasingly focus on central nervous system drugs.

As far as the Company's proprietary technology is concerned, such as its Quantitative Pharmaco-EEG (QPEEG-TM-) method or its Brain Function Monitoring
(BFM) System-TM-, few of the Company's competitors in the United States have similar technology. Since the FDA guidelines do not require them, drug companies in the United States do not routinely conduct QPEEG studies. QPEEG is a method developed by HZI to evaluate a drug's effect on the central nervous system using its unique Computer-analyzed EEG (CEEG-TM-) technology. HZI statistically analyzes the before and after effects of a drug and correlates the changes with information in HZI's CEEG drug data base to determine the optimal time or dosage window to yield particular central nervous system effects. Given the increasing cost pressure on drug company executives, the Company believes that there will be growing interest in clinical studies that rely on the QPEEG method to determine therapeutic opportunities for psychotropic drugs in a cost-effective manner.

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


PERSONNEL

The Company has 14 full-time employees, including five executives.

ITEM 2. PROPERTIES

PROPERTY

The Company owns three parcels of vacant land in Florida held for investment. The Company's offices have been located at 45 Knollwood Road, Elmsford, New York since August 1, 1999. The lease is for three years and requires annual lease payments of $17,314 the first two years and $17,613 the third year. In addition, on August 3, 1997, MCAI entered into a lease for its Signature Memory Center in Manhattan. The five-year lease requires annual lease payments of $110,000 during the first two years, and $120,000 the remaining three years. The Company has the option to renew the lease for an additional five years. Office rent and payments for non-cancelable equipment leases totaled $161,880 for the year ending December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings other than ordinary routine litigation incidental to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded on the NASD OTC Bulletin Board under the symbol "NURC" since March 2, 1995.

The table below sets forth the high and low range of quotations for the Company's Common Stock for the quarters indicated as reported by the NASD:

1998                                                          HIGH              LOW
                                                              ----              ---
         First Quarter                                        8 3/4             5
         Second Quarter                                       9                 4 5/8
         Third Quarter                                        7                 4 1/2
         Fourth Quarter                                       6 3/8             4

1999

         First Quarter                                        4 3/4             1 1/4
         Second Quarter                                       2 1/4             1 1/4
         Third Quarter                                        1 7/8               3/8
         Fourth Quarter                                       2 15/16            0.29

2000

         First Quarter (Through 2/29/00)                      1 1/2              9/16

Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company's Common Stock has not been actively traded.

On February 29, 2000 the last bid price reported on the NASD Over-the-Counter Bulletin Board for the Common Stock was $ 3/4 per share. On February 29, 2000 the Company had 11,731,672 shares of Common Stock outstanding and 152 stockholders of record.

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

The Class B, Series C Preferred Stock accrues cumulative cash dividends at an annual rate equal to 8% of the monies paid for the purchase of the shares as original principal. The dividend accrues and is paid quarterly. The Company has the option, but only with the prior written consent of the investor, to pay the cumulative dividends by the issuance of additional shares of the Series C Preferred Stock. The stock dividend is payable upon the same terms as the cash dividends payable provided that such stock dividends are payable at annual rate of 13% of the monies paid to purchase the Preferred Stock. The stock dividends shall be paid at a valuation rate equal to the lesser of the closing price for the Common Stock on the last day of the quarterly period for which a dividend is due or three ($3.00) dollars per share, thereby establishing the number of shares of stock to be issued. The Company has the received the permission of the holders of the Class B, Series C Preferred Stock to pay the dividends in stock and has done so for all stock dividends paid in 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported a net loss of $1,723,543 for the year ended December 31, 1999 as compared to a net loss of $5,654,834 for the year ended December 31, 1998.

Net sales for the years ended December 31, 1999 and 1998 amounted to $419,431 and $199,954, respectively, an increase of $219,477. Gross profit for 1999 amounted to $243,463 compared to a negative gross profit of $621,507 for 1998. The increase in sales can be attributed to the Company securing two consulting contracts in 1999.

 General and administrative expenses for the year ended December 31, 1999 totaled $2,050,424 as compared to the year ended December 31, 1998 total of $3,655,517 or a decrease of $1,605,093. The decrease is the result of the Company's efforts to reduce overhead, personnel and administrative costs. The Company has been effective in eliminating personnel and not being adversely impacted in performance of duties. However, further reductions in staffing are not expected, as management believes it has cut staffing to the lowest possible levels. In addition bad debt expenses were $714,000 lower for 1999 as compared to 1998 and legal and professional fees were reduced by $294,000.

Interest income for the years ended December 31, 1999 and 1998 totaled $14,640 and $16,002, respectively.

Other income totaled $84,886 for the year ended December 31, 1999 as compared to $4,025 for the year ended December 31, 1998, respectively. The increase is the result of the Company renegotiating several outstanding debts.

Interest Expense for the years ended December 31, 1999 and 1998 totaled $16,108 and $23,830. The decrease in interest expense can be attributed to a reduction in the Company's level of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Company had working capital of $245,383 compared to December 31, 1998 when the Company had negative working capital of $194,671.

The cash balance at December 31, 1999 and December 31, 1998 was $1,003,180 and $795,739, respectively. Accounts receivable (net) at December 31, 1999 and December

31, 1998 totaled $38,352 and $6,400, an increase of $31,952. Prepaid expenses at December 31, 1999 and December 31, 1998 amounted to $52,742 and $27,785, respectively, an increase of $24,957.

Current liabilities amounted to $848,891 and $1,024,595 at December 31, 1999 and December 31, 1998, respectively, a decrease of $175,704. Included in current liabilities are stockholder loans of $300,000. These loans were due December 15, 1998. The Company has not made any payments against the loans.

For the years ended December 31, 1999 and 1998, the Company used cash from operating activities of $1,872,086 and $2,615,445, respectively, resulting in a decreased use of cash from operations of $743,359.

For the years ended December 31, 1999 and 1998, the Company used cash from investing activities of $13,588 and $460,553, respectively, a decrease of $437,098. Investing activities primarily included investment in the MCAI Manhattan office in 1998.

For the years ended December 31, 1999 and 1998, net cash provided by financing activities was $2,093,115 and $2,296,578, respectively, a decrease of $203,463. The Company issued 506,400 and 411,466 shares of Common Stock in 1999 and 1998, respectively, and in return the Company received proceeds of $ 68,900 and $411,466 in 1999 and 1998, respectively. In addition, the Company issued 16,200,000 and 733,333 shares of Class B, Series C Convertible Preferred
Stock in 1999 and 1998 resulting in proceeds of $2,025,000 and $2,000,000, respectively for the years ended December 31, 1999 and 1998.

MANAGEMENT'S PLANS

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1999 and 1998, the Company incurred losses of $1,723,543 and $5,654,834, respectively. Additionally, the Company generated negative cash flows from operations of $1,872,086 and $2,615,445 for the years ended December 1999 and 1998, respectively. The Company's ability to continue as a going concern is currently dependent on its ability to successfully attain profitability and positive cash flows from operations as well as obtain capital or other financing to fund future losses and intended expansion. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty. Management's plans to mitigate the Company's financial problems are outlined below.

Regarding current operations, in order to maintain its liquidity and economic viability in the interim, the Company is continuing its ongoing marketing efforts to setup affiliate Memory Center clients and obtain contracts for its contract research division and has implemented several measures to reduce current expenses. Further reductions in monthly expenses beyond current levels could have adverse effects on the Company's ability to function as further reductions would most likely occur in payroll costs which could hamper the ability of the Company to develop and market products and service customers.

The Company anticipates the Memory Center business to generate significant revenue growth and cash flows and also expects the contract research division to produce revenues and cash flows sufficient to support the Company's overhead in the short term.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

The directors and the executive officers of the Company are as follows:

NAME                                AGE              POSITION WITH COMPANY
----                                ---              ---------------------
Vernon L. Wells                     42               Chief Executive Officer, President and
                                                     Director

Pierre LeBars                       46               Chief Operating Officer

Kurt Z. Itil                        41               Executive Vice President and Director

Emin Eralp                          42               Vice President

James Coady                         51               Director

Turan M. Itil                       76               Director

Paul Lerman                         58               Director

Each director is elected for a period of one year, expiring on the date of the next annual meeting and thereafter until his or her successor shall have been elected and qualified or until his or her death, resignation or removal. Officers are appointed and serve at the will of the Board of Directors subject to the terms of any employment agreements. Each non-employee director of the Company is entitled to receive an annual director's fee of $2,000 plus $350 for each board meeting attended.

VERNON L. WELLS became President and Chief Executive Officer of the Company in July 1998. He was the Vice President and General Manager for Quest Diagnostics, Inc. in Teterboro, NJ, from 1984 to 1997. Quest is the largest clinical laboratory testing company in the United States with annual revenues in excess of $1.4 billion. Mr. Wells was responsible for an annual budget of approximately $180 million. He has an undergraduate degree from the University of Southern California and a Masters degree from the J.L. Kellogg School of Management at Northwestern University.

PIERRE LE BARS, M.D., Ph.D. was named Chief Operating Officer and Vice President Medical and Clinical Research and Development of the Company in 1998 and has been Executive Vice President and Chief of Research and Development of HZI since 1994.

Dr. Le Bars obtained his M.D. in 1978 in France. Subsequently, he obtained his Ph.D. in Neurophysiology from the University of Picardie and Pierre et Marie Curie in France. He became a Research Fellow in 1989 at New York Medical College.

Dr. Le Bars also had an appointment as a Research Fellow at Massachusetts Mental Health Center of the Harvard Medical School from 1992 to 1995 and became Assistant Research Professor in Psychiatry at New York University from 1994 to present.

KURT Z. ITIL, Ph.D. (Honorary) has been a Director of the Company since November 23, 1994 and was President of HZI between 1983 and 1998. In 1998, Dr. Itil was named Executive Vice President of NeuroCorp, Ltd. In 1981, Dr. Itil graduated from Boston University (B.A. - Psychology). He received an honorary Doctorate of Philosophy from Medicina Alternativa based on his publications and his contribution to science. He was Vice President of HZI from 1977-1980.

He has served as President of HZI and he is responsible for HZI's sales, promotion and marketing of services and products and administration. Dr. K. Itil is a Fellow of Academia, Medicinae and Psychiatriae Foundation and a Member of the American Psychiatric Electrophysiology Association. Dr. Itil has more than 45 scientific publications to his credit. Dr. Kurt Itil is the son of Dr. Turan Itil.

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

TURAN M. ITIL, M.D. was Chairman of the Board of the Company until his resignation on May 15, 1999. Dr. Itil is a neurologist/psychiatrist with special interests in electrophysiology (brain electrical activity studies) and psychopharmacology (psychotropic drug treatment and research). He is currently a paid consultant for the Company.

PAUL LERMAN, Ph.D., has been the Dean of the Silberman College of Business Administration at Fairleigh Dickinson University, in Teaneck, NJ, since 1990. He is also a Director for the New Jersey Trade Development Corporation, Intio Acquisitions Corp., and Compass Knowledge Group.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and cash equivalent forms of compensation paid by the Company during the last three fiscal years for services in all capacities to those persons who were as of December 31, 1999, the Chief Executive Officer and each of the most highly compensated officers, to the extent each earned more than $100,000 in salary and bonus.

SUMMARY COMPENSATION TABLE

                                     Annual Compensation                     Long Term Compensation
                             ----------------------------------       ----------------------------------
Name and                                           Other Annual        Securities Under-      All Other
Principal Position    Year    Salary    Bonus      Compensation       Lying Options (1)   Compensation
------------------    ----   --------   -------      ---------        ------------------  ---------------
Vernon L. Wells       1999   $179,425   $45,000      $3,000 (2)             1,500,000          ---
CEO & President       1998    $88,425     ---            ---                    ---            ---

Pierre LeBars         1999   $120,000     ---            ---                  500,000          ---
Chief Operating       1998   $139,640  $110,500          ---                    ---            ---
Officer               1997   $121,000     ---            ---                    ---            ---

Kurt Z. Itil          1999   $110,833     ---            ---                    ---            ---
Executive             1998   $116,130     ---            ---                    ---            ---
Vice President        1997   $108,500     ---            ---                    ---            ---

Turan Itil            1999   $150,000     ---            ---                    ---            ---
Former Chief          1998   $219,792     ---            ---                    ---            ---
Executive Officer     1997   $250,000     ---            ---                    ---            ---

Jonathan Raven        1998    $57,925     ---            ---                    ---            ---
Former CEO and        1997   $150,150     ---            ---                    ---            ---
President of MCAI

(1)      Indicates number of shares of common stock underlying options.
(2)      Car allowance of $1,000 per month beginning October 1999.

OPTION GRANTS IN LAST FISCAL YEAR

                                                  Individual Grants
                                    ---------------------------------------------
                  Number of         % of Total
                  Securities        Options          Exercise
                  Underlying        Granted to       or
                  Options           Employees in     Base Price        Expiration
Name              Granted (#)       Fiscal Year      ($/Share)         Date
----              -----------       ------------     ----------        ----------
V Wells            1,500,000            56%          $0.50             9/30/06
P LeBars             500,000            19%          $0.50             9/30/06

EMPLOYMENT AGREEMENTS

Vernon Wells entered into an employment agreement with the Company effective, March 1, 1999, providing for a base salary of $175,000 per year plus stock options, bonus and an automobile allowance. The agreement is for two years and provides for a base salary in the second year of $225,000.

STOCK OPTION PLAN

On November 23, 1994 the Company adopted a stock option plan (the "Plan") providing for the granting of options to purchase up to 1,500,000 shares of the Company's Common Stock. The plan was modified September 8, 1999 to increase the number of options to purchase shares of the Company's Common Stock to 4,000,000. Options granted pursuant to the Plan may be either incentive options or non-qualified stock options. Incentive stock options may be granted to persons who are employees or officers of the Company. Non-statutory stock options may be granted to employees, officers, non-employee directors and consultants to the Company.

The Plan provides for its administration by a committee chosen by the Board of Directors which committee shall have full discretionary authority to determine the number of shares to be granted and the individuals to whom, the times at which, and the exercise price for which options will be granted. In the case of statutory stock options the committee's authority to establish the terms and conditions of such options including, but not limited to their exercise price, shall be subject to restrictions imposed by Section 422 of the Internal Revenue Code. Options to purchase 2,690,000 and 100,000 shares of the Company's Common Stock were granted in 1999 and 1998, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Company's knowledge, the following table sets forth information regarding ownership of the Company's outstanding Common Stock as of February 29, 2000 by
(i) beneficial owners of more than 5% of the outstanding shares of Common Stock,
(ii) each director of the Company, each executive officer of the Company and
(iii) by all directors and officers as a group.

Name and Address of                                  Amount and Nature of               Percent
Beneficial Owner (1,2)                               Beneficial Owner (2,8)             of Class (8)
----------------------                               ----------------------             ------------
Vernon L. Wells (6)                                            100,000                      0.85%
President, CEO and Director

Pierre LeBars (3)                                              210,000                      1.79%
Chief Operating Officer

Kurt Z. Itil (3)                                             1,138,800                      9.71%
Executive Vice President and
Director

Emin Eralp (3)                                                  84,000                      0.72%
Vice President

Aileen Kunitz (3)                                               86,000                      0.73%
Vice President

Turan M. Itil (3)                                              897,200                      7.65%
Director

Eleonore Itil (3,4)                                            522,000                      4.45%

Yasmin Itil LeBars (3)                                         723,000                      6.16%

Lancer Partners LP (5)                                      12,759,488                     63.85%
Lancer Offshore Fund Inc
Lancer Voyager Fund Inc
The Orbiter Fund Inc
Michael Lauer, General Partner
375 Park Avenue
NewYork, NY 10152

Pioneer Ventures Associates Limited Partnership (7)          9,414,742                     45.60%
651 Day Hill Road
Windsor, CT 06095

All Directors and Officers as a Group                        2,516,000                     21.26%

(1) Unless otherwise noted, the addresses of all persons listed above are in care of the Company.

(2) Each of the persons named in the table disclaims beneficial ownership of the shares of the Company's Common Stock owned by such person's spouse or by his or her children.

(3) Each of theses persons are party to a Voting and Shareholders Agreement, pursuant to which each shareholder must obtain the consent of Pioneer Ventures Associates Limited Partnership to transfer or sell any shares that such shareholder owns or controls. The agreement also specifies that the Company shall cause the nomination and election of two nominees to the Board of Directors and if the Company defaults on the cumulative preferred stock held by Pioneer and does not cure such default within 30 days, PVALP shall nominate and the Company shall use its best efforts to have elected a number of individuals to be added to the board to be a sufficient number to constitute a majority of the total number of directors for PVALP.

(4) Mrs. Eleonore Itil is the wife of Turan Itil and Ms. Yasmin Itil is the daughter of Turan and Eleonore Itil.

(5) Includes all shares owned by Lancer Partners LP, Lancer Offshore Fund Inc, The Orbital Fund Inc, Lancer Voyager Fund Inc and Michael Lauer. This also includes 8,251,988 shares of the Class B, Series C Convertible Preferred Stock currently convertible into 8,251,988 shares of the Company's Common Stock by those named above.

(6) Mr. Wells has the right to acquire 100,000 shares of the Company's Common Stock upon the exercise of 100,000 vested stock options. (7) This includes 8,914,742 shares of the Class B, Series C Convertible Preferred Stock currently convertible into 8,914,742 shares of the Company's Common Stock.

(8) The number of shares and percentage calculation for each of the named persons or entities is based upon the number of common shares outstanding as of February 29, 2000 plus the number of shares underlying options, warrants, or conversion privileges held by the identified person or group exercisable within sixty days of the date of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 1999, the Company received proceeds of $1,062,500 from Pioneer Ventures Associates Limited Partnership (Pioneer), $625,000 from Lancer Offshore Inc., $300,000 from Lancer Partners, L.P. and $100,000 from The Orbital Fund Ltd. In return the Company issued 500,000 shares of the Company's Common Stock and 8,000,000, 5,000,000, 2,400,000 and 800,000 shares of Class B, Series C Senior
Convertible Preferred Stock, $.001 par value. Each share of preferred stock is convertible into one share of common stock subject to adjustment as set forth in the investment agreement. The stock is entitled to an 8% cumulative quarterly cash dividend or a 13% stock dividend and a liquidation preference equal to $2 per share subject to adjustment as set forth in the investment agreement.

During 1998, the Company received proceeds of $2,000,000 from Pioneer and issued 733,333 shares of Class B, Series C Senior Convertible Preferred Stock, $.001 par value.

In June 1998, Lancer exercised 400,000 warrants resulting in the Company receiving proceeds of $400,000 and issuing 400,000 shares of Common Stock. Lancer had received the warrants in December 1997.

During December 1994, the Company issued 150,000 shares of Cumulative Non-Convertible Preferred Stock Class B, Series 1, no par value which has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. As of December 31, 1999 and 1998 accrued dividends in arrears amounted to $30,000 and $15,000, respectively.

STOCKHOLDER NOTES AND LOANS

                                                                 DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                       ---------           ---------
Note payable bearing interest
  of 9%                                                                $ 100,000           $ 100,000

Non interest bearing note payable                                        200,000             200,000

Non interest bearing loans and payables                                  341,649             341,649

Less: Allowance for loan reserves                                       (341,649)           (341,649)
                                                                       ---------           ---------
Total Stockholder Notes Payable                                        $ 300,000           $ 300,000
                                                                       =========           =========


The non-interest bearing loans and payables represent advances made to Turan Itil, Manhattan Westchester P.C., New York Institute, Neuro-Care Inc. and Academia, Medicinae and Psychiatrie Foundation. These entities are or were under the direction and or control of Turan Itil at the time of the loan or advance.

CONSULTING AGREEMENT

The Company entered into a consulting agreement with Turan Itil effective July 30, 1998. The contract specifies that Dr. Itil will be retained by the Company as a consultant and be paid $150,000 per annum until September 20, 2002 subject to continuance until September 20, 2005 if certain specified objections are satisfied and if they are not satisfied the Agreement is subject to earlier termination.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        27 (a)  Exhibits

       (2) (a)  Agreement and Plan of Reorganization between Company and HZI

       (3) (a)  Certificate of Incorporation as amended*
           (b)  Certificate of Amendment to Certificate of Incorporation**
           (c)  By-Laws*

       (4) (a)  Form of Common Stock Certificate
           (b)  Form of Class B Common Stock Purchase Warrant
           (c)  Form of Class B Common Stock Purchase Warrant

      (10) (a)  Stock Option Plan ***

           (c)  Employment Agreement between the Company and Dr. Turan M. Itil
        (c)(i)  Employment Agreement between the Company and Vernon Wells******
        (c)(ii) Employment Agreement between the Company and Dr. Pierre LeBars dated July 31, 1998******
        (c)(iv) Employment Agreement between the Company and Aileen Kunitz

        (k) Financing Documents between the Company, Trinity American Corporation and Elvena, Inc.

        (m) Investment Agreement dated as of July 30, 1998 between the Company and Pioneer Ventures Associates Ltd.****
        (m)(i)  First Modification to Investment Agreement dated
                December 4, 1998****
                Voting and Shareholders Agreement dated as of July 30, 1998****

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

** incorporated by reference to the Company's Annual Report on Form 10-K for the period ending September 30, 1994

*** incorporated by reference to Registration Statement on Form SB-2 No. 333-1462 filed in February, 1996

**** incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1998

*****    incorporated by reference to the Form 8-K filed March 10, 1999

******   to be supplied by amendment

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2000.

        (REGISTRANT)                 NEUROCORP, LTD.

        BY(SIGNATURE AND TITLE)      /s/ VERNON L, WELLS
                                     --------------------------
                                     Vernon L. Wells,
                                     President, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director
                                     Date: March 30, 2000

         In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

s/VERNON L. WELLS                                             s/DONALD J. ALBERTIE
-----------------------------                                 ------------------------------------
Vernon L. Wells, President,                                   Donald J. Albertie, Controller
Chief Executive Officer, Acting Chief Financial               (Principal Accounting Officer)
Officer (Principal Financial Officer) and                     Date: March 30, 2000
Director
Date: March 30, 2000


s/JAMES COADY                                                 s/KURT Z. ITIL
-----------------------------                                 ------------------------------------
James Coady, Director                                         Kurt Z. Itil, Director
Date: March 30, 2000                                          Date: March 30, 2000

s/PAUL LERMAN
-----------------------------
Paul Lerman, Director                                         Turan Itil, Director
Date: March 30, 2000                                          Date:

                                 NEUROCORP, LTD.
                                AND SUBSIDIARIES

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998



                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT

                        NEUROCORP, LTD. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                              -------
INDEPENDENT AUDITORS' REPORT                                                                                      1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                                                                 2

      Consolidated Statements of Operations                                                                       3

      Consolidated Statements of Changes in Stockholders' Equity                                                  4

      Consolidated Statements of Cash Flows                                                                       5

      Notes to Consolidated Financial Statements                                                                  6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NeuroCorp., Ltd.

We have audited the consolidated balance sheets of NeuroCorp, Ltd. and subsidiaries (Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeuroCorp, Ltd. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DiSanto Bertoline & Company, P.C.
Glastonbury, Connecticut
February 18, 2000

                        NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                                           1999                   1998
                                                                                    -------------------    -------------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $          1,003,180   $            795,739
     Accounts receivable, net of allowance for doubtful
      accounts of $37,600 in 1999 and $122,500 in 1998                                          38,352                  6,400
     Prepaid expenses and other current assets                                                  52,742                 27,785
                                                                                    -------------------    -------------------
               Total current assets                                                          1,094,274                829,924
                                                                                    -------------------    -------------------

PROPERTY AND EQUIPMENT, net                                                                    625,462                685,974

OTHER ASSETS                                                                                    24,750                 43,162
                                                                                    -------------------    -------------------
                                                                                  $          1,744,486   $          1,559,060
                                                                                    ===================    ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $            307,201   $            544,770
     Accrued expenses                                                                          199,401                179,825
     Deferred revenue                                                                           38,980                      -
     Current portion of obligation under capital lease                                           3,309                      -
     Stockholder demand notes payable                                                          300,000                300,000
                                                                                    -------------------    -------------------
               Total current liabilities                                                       848,891              1,024,595
                                                                                    -------------------    -------------------

OBLIGATION UNDER CAPITAL LEASE, less current portion                                             5,773                      -

STOCKHOLDERS' EQUITY
     Cumulative, convertible preferred stock, Class B, Series C,
       $.001 par value, 20,000,000 shares authorized                                            17,071                    733
     Cumulative, non-convertible preferred stock, Class B, Series 1,
       no par value, 5,000,000 shares authorized                                               150,000                150,000
     Common stock, $.001 par value, 100,000,000 shares authorized                               11,731                 11,225
     Additional paid-in-capital                                                             11,150,419              9,088,363
     Deficit                                                                               (10,439,399)            (8,715,856)
                                                                                    -------------------    -------------------
                                                                                               889,822                534,465
                                                                                    -------------------    -------------------
                                                                                  $          1,744,486   $          1,559,060
                                                                                    ===================    ===================


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       NEUROCORP, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                        1999              1998
                                                                                   ----------------  ---------------
NET SALES                                                                        $         419,431  $       199,954

COST OF SALES                                                                              175,968          821,461
                                                                                   ----------------  ---------------
        Gross profit (loss)                                                                243,463         (621,507)

GENERAL AND ADMINISTRATIVE EXPENSES                                                      2,050,424        3,655,517

LOSS ON CAPITALIZED DATABASE AND
    PRODUCT DEVELOPMENT COSTS                                                                    -        1,614,007
                                                                                   ----------------  ---------------
        Loss from operations                                                            (1,806,961)      (5,891,031)

OTHER INCOME (EXPENSE)
    Other, net                                                                              84,886            4,025
    Interest income                                                                         14,640           16,002
    Interest expense                                                                       (16,108)         (23,830)
                                                                                   ----------------  ---------------
                                                                                            83,418           (3,803)
                                                                                   ----------------  ---------------
        Loss before benefit from income taxes                                           (1,723,543)      (5,894,834)

BENEFIT FROM INCOME TAXES                                                                        -         (240,000)
                                                                                   ----------------  ---------------
        Net loss                                                                 $      (1,723,543)$     (5,654,834)
                                                                                   ================  ===============

LOSS PER COMMON SHARE                                                            $           (0.15)$          (0.51)
                                                                                   ================  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                     11,483,306       11,138,016
                                                                                   ================  ===============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        NEUROCORP, LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                          Preferred Stock           Preferred Stock
                                        Class B, Series C           Class B, Series 1                Common Stock
                                  ---------------------------   ---------------------------   ---------------------------
                                     Shares         Amount          Shares        Amount          Shares         Amount
                                  ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997,
    as originally reported                  --   $         --        150,000   $    150,000     10,813,806   $     10,814

Adjustment to reflect
    liquidating dividends
    for preferred stock                     --             --             --             --             --             --
                                  ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1997,
    as restated                             --             --        150,000        150,000     10,813,806         10,814

Issuance of common stock in
    connection with exercise of
    Class B warrants                        --             --             --             --        411,466            411


Sale of preferred stock                733,333            733             --             --             --             --

Preferred stock dividends                   --             --             --             --             --             --

Net loss                                    --             --             --             --             --             --
                                  ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998             733,333            733        150,000        150,000     11,225,272         11,225

Issuance of common stock                    --             --             --             --        506,400            506

Issuance of preferred stock         16,200,000         16,200             --             --             --             --

Preferred stock dividends              138,260            138             --             --             --             --

Net loss                                    --             --             --             --             --             --
                                  ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999          17,071,593   $     17,071        150,000   $    150,000     11,731,672   $     11,731
                                  ============   ============   ============   ============   ============   ============

                                    Additional                       Total
                                     Paid-in-                     Stockholders'
                                     Capital         Deficit         Equity
                                  ------------   ------------    ------------
Balance, December 31, 1997,
    as originally reported        $  6,762,597   $ (3,091,022)   $  3,832,389

Adjustment to reflect
    liquidating dividends
    for preferred stock                (30,000)        30,000             --
                                  ------------   ------------    ------------

Balance, December 31, 1997,
    as restated                      6,732,597     (3,061,022)      3,832,389

Issuance of common stock in
    connection with exercise of
    Class B warrants                   411,055             --         411,466

Sale of preferred stock              1,999,267             --       2,000,000

Preferred stock dividends              (54,556)            --         (54,556)

Net loss                                    --     (5,654,834)     (5,654,834)
                                  ------------   ------------    ------------

Balance, December 31, 1998           9,088,363     (8,715,856)        534,465

Issuance of common stock                68,394             --          68,900

Issuance of preferred stock          2,008,800             --       2,025,000

Preferred stock dividends              (15,138)            --         (15,000)

Net loss                                    --     (1,723,543)     (1,723,543)
                                  ------------   ------------    ------------

Balance, December 31, 1999        $ 11,150,419   $(10,439,399)   $    889,822
                                  ============   ============    ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

               NEUROCORP, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998

                                                                                       1999                    1998
                                                                              ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $         (1,723,543)   $        (5,654,834)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                                         83,967                 67,225
      Bad debt expense                                                                      37,615                809,918
      Loss on capitalized database and product development costs                                 -              1,614,007
      Loss on sale of property and equipment                                                     -                 30,588
      Decrease in deferred income taxes                                                          -               (240,000)
      Changes in operating assets and liabilities:
        Increase in deferred revenue                                                        38,980                      -
        Decrease in other assets                                                            18,412                288,801
        Increase (decrease) in accrued expenses                                              4,576                (59,827)
        Decrease in inventories                                                                  -                132,727
        (Increase) decrease in prepaid expenses and
          other current assets                                                             (24,957)               186,823
        Increase in accounts receivable                                                    (69,567)              (165,813)
        (Decrease) increase in accounts payable                                           (237,569)               374,940
                                                                              ---------------------   --------------------
             Net cash used in operating activities                                      (1,872,086)            (2,615,445)
                                                                              ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capitalized database and product development costs                                           -                (13,930)
    Purchases of property and equipment                                                    (13,588)              (446,623)
                                                                              ---------------------   --------------------
             Net cash used in investing activities                                         (13,588)              (460,553)
                                                                              ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of stock                                                      2,093,900              2,411,466
    Payments on obligations under capital lease                                               (785)                     -
    Dividends paid                                                                               -                (28,556)
    Payments on stockholder demand notes payable                                                 -                (86,332)
                                                                              ---------------------   --------------------
             Net cash provided by financing activities                                   2,093,115              2,296,578
                                                                              ---------------------   --------------------

NET INCREASE (DECREASE) IN CASH                                                            207,441               (779,420)

CASH AND CASH EQUIVALENTS, beginning of year                                               795,739              1,575,159
                                                                              ---------------------   --------------------

CASH AND CASH EQUIVALENTS, end of year                                        $          1,003,180    $           795,739
                                                                              =====================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                              $              7,108    $               344
        Income taxes                                                                         5,347                      -
NON CASH INVESTING AND FINANCING ACTIVITIES
        Preferred stock dividends                                                              138                      -
        Increase in obligations under capital leases                                         9,867                      -


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

                NATURE OF OPERATIONS

                The Company has developed software programs that are used to treat individuals suffering from memory disorders. The Company is marketing these programs with other products and services which are packaged and licensed to customers. The Company performs clinical research data analysis for health agencies, research organizations, and pharmaceutical companies. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and performs neurological testing services for hospitals and physicians. The Company also manages a facility which diagnoses and treats memory disorders and provides education and consultation to individuals who suffer from memory impairment.

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

                CASH AND CASH EQUIVALENTS

                For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments purchased with original maturities of three months or less. The Company had cash equivalents totaling $400,129 and $170,651 at December 31, 1999 and December 31, 1998, respectively.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                DATABASE AND PRODUCT DEVELOPMENT COSTS

                The recoverability of the carrying value of database and product development costs is evaluated by management on a recurring basis. Net realizable value is measured by estimating future sales of these products and reducing them by the estimated costs of completing and disposing of the products, including the costs of performing maintenance and support required under the sales. In management's opinion, the net realizable value of the unamortized database and product development costs exceeded the net realizable value and therefore, management elected to write off these amounts during 1998.

                REVENUE RECOGNITION

                The Company recognizes revenue and costs from its research contracts under the percentage of completion method. Cost of revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and therefore, are not included in the calculation of the estimates to complete contracts in progress. Changes in each contracts' performance, conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. In addition, losses are recognized in full when determinable. All other revenues are recognized as services are rendered.

                INCOME TAXES

                The Company files consolidated federal and combined state corporate income tax returns. Tax credits are recorded as a reduction of income taxes in the year realized. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                STOCK OPTIONS

                The Company accounts for stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company uses the measurement prescribed by APB Opinion No. 25.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                EARNINGS PER SHARE

                The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "EARNINGS PER Share". Net loss per common share was computed based upon 11,483,306 and 11,138,016 weighted average shares outstanding during the years ended December 31, 1999 and 1998, respectively. Diluted earnings per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are antidilutive.

                SEGMENT INFORMATION

                Statement of Financial Accounting Standards (SFAS) No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," was issued effective for fiscal years ending after December 15, 1998. The Company measures its operations on a consolidated basis and, therefore, has not adopted the reporting requirements of this Statement.

                RECLASSIFICATIONS

                Certain 1998 amounts were reclassified to conform to the 1999 presentation.

NOTE 2 -        FINANCIAL INSTRUMENTS

                CONCENTRATIONS OF CREDIT RISK

                The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivables:

                - Cash and cash equivalents - The Company has cash balances on deposit with banks at December 31, 1999 that exceeded federal depository insurance limits by $759,820.

                - Trade accounts receivable - Total sales to individual customers which exceeded ten percent of net sales during each of the years ended December 31, 1999 and 1998 aggregated 74% (three customers) and 51% (four customers), respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses have been within management's expectations. The loss of one or more of these major customers could have a material adverse effect on the Company's business, results of operations and financial condition.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 2 -        FINANCIAL INSTRUMENTS (CONTINUED)

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

                The carrying amounts of the Company's financial instruments approximates their fair value as presented below:

                - Cash and cash equivalents, trade receivables, trade payables - The carrying amounts approximate their fair value due to the short maturity of these instruments.

                - Stockholder demand notes payable - Management has determined that it is not practicable to estimate the fair value due to the lack of marketability of these financial instruments.

                The Company's financial instruments are held for other than trading purposes.

NOTE 3 -        PROPERTY AND EQUIPMENT

                A summary of property and equipment is as follows:

                                                                                                  1999            1998
                                                                                                  ----            ----
                        Equipment                                                              $  323,511       $ 301,606
                        Furniture and fixtures                                                    212,466         211,616
                        Leasehold improvements                                                    171,365         170,665
                        Land                                                                      102,000         102,000
                                                                                                  -------         -------
                                                                                                  809,342         785,887
                        Less: accumulated depreciation and amortization                           183,880          99,913
                                                                                                  -------          ------
                                                                                                 $625,462       $ 685,974
                                                                                                  =======         =======

                Depreciation and amortization expense totaled $83,967 and $67,225 for the years ended December 31, 1999 and 1998, respectively.

NOTE 4 -        STOCKHOLDER DEMAND NOTES PAYABLE

                On May 24, 1996, the Company entered into a loan agreement with a shareholder to execute a demand note payable for $200,000. The note is non-interest bearing and was payable within one year or is payable out of the first proceeds resulting from any exercise of outstanding Class B and Class C warrants, whichever comes first. During June 1997, the original maturity date of May 24, 1997 was extended to December 15, 1998.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 4 -        STOCKHOLDER DEMAND NOTES PAYABLE (CONTINUED)

                On July 16, 1996, the Company entered into a loan agreement with an unrelated shareholder to execute a demand note payable for $100,000. The note bears interest at 9% per annum and was due at the earlier of one year, or from any of the proceeds of a sale of the Company's securities including the exercise of Class B and C Warrants. On April 30, 1997, the Company extended the note's maturity date to December 15, 1998.

                As of December 31, 1999, the above loans remain outstanding without extension.

 NOTE 5 -       STOCKHOLDERS' EQUITY

                PREFERRED STOCK

                During 1999, the Company received proceeds of $1,000,000 from Pioneer Ventures Associates Limited Partnership (Pioneer), $625,000 from Lancer Offshore Inc., $300,000 from Lancer Partners, L.P. and $100,000 from The Orbital Fund Ltd. In return the Company issued 8,000,000, 5,000,000, 2,400,000 and 800,000 shares of Class B, Series C convertible preferred stock, $.001 par value. Each share of preferred stock is convertible into one share of common stock subject to adjustment as set forth in the investment agreement. The stock is entitled to an eight-percent cumulative quarterly cash dividend or a thirteen-percent stock dividend and a liquidation preference equal to $2 per share subject to adjustment as set forth in the investment agreement.

                During 1998, the Company received proceeds of $2,000,000 from Pioneer and issued 733,333 shares of Class B, Series C convertible preferred stock, $.001 par value.

                During December 1994, the Company issued 150,000 shares of cumulative, non-convertible preferred stock Class B, Series 1, no par value which has a liquidation preference of $1 per share. Dividends accrue on such stock commencing January 1, 1996 at a rate of 10% of the liquidation value and are payable semi-annually in cash or stock. As of December 31, 1999 and 1998, accrued cash dividends in arrears amounted to $30,000 and $15,000, respectively. The consolidated statement of changes in stockholders' equity as of December 31, 1997 has been restated to reflect proper accounting on liquidating dividends for preferred stock.

                COMMON STOCK

                During 1999, the Company received proceeds of $62,500 from Pioneer and issued 500,000 shares of common stock. Additionally, the Company issued 6,400 shares of common stock in exchange for $6,400 received in 1999.

                STOCK OPTIONS

                The Company has an incentive stock option plan that provides for the granting of options to purchase up to 4,000,000 shares of the Company's common stock that are intended to qualify either as statutory stock options or non-statutory stock options. The plan was modified as of September 8, 1999 to increase the number of stock options eligible to be granted from 1,500,000 shares. Options to purchase shares may be granted under the incentive stock option plan to persons who are employees, consultants or officers of the Company.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 5 -        STOCKHOLDERS' EQUITY (CONTINUED)

                STOCK OPTIONS (CONTINUED)

                The plan is administered by the Board of Directors which selects the employees to whom the options are granted, determines the number of shares to be subject to each option, determines the time when the options may be exercised and establishes the fair market value of the shares at the date of grant and exercise. The plan provides that the purchase price under the option shall be at least one-hundred percent of the fair market value of the shares of the Company's common stock at the date of the grant. The terms of each of the options are determined by the Board of Directors and are generally five years but in no event may such term exceed ten years. Incentive stock options generally vest over a three-year period commencing on the date of the grant. There are limitations on the exercise of such options. The options are nontransferable.

                A summary of the status of the Company's stock options as of December 31, 1999, and 1998 and changes during the years then ended is presented below:

                                                                  1999                           1998
                                                        -------------------------      -------------------------
                                                        Outstanding         Price       Outstanding      Price
                                                        -----------     ---------      ------------      -------
                Outstanding at beginning of year                350,000     $0.21            750,000      $4.70
                Granted                                       2,690,000      0.59            100,000       0.50
                Canceled                                              -       -             (500,000)      7.00
                                                             ----------                     ---------
                Outstanding at end of year                    3,040,000     $0.55            350,000      $0.21
                                                             ==========                     =========

                The weighted average remaining contractual life for options outstanding at December 31, 1999 is 5.37 years.

                The following is a summary of the stock options exercisable under the Company's stock option plan as of December 31, 1999 and 1998:

                                                                    Exercise price          Weighted average
                                                Shares              Range Per Share         Exercise Price
                                              ---------             ---------------         -----------------
                December 31, 1999             376,667               $0.10 - $4.00                 $0.45
                December 31, 1998             350,000               $0.10 - $0.50                 $0.21

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 5 -        STOCKHOLDERS' EQUITY (CONTINUED)

                STOCK OPTIONS (CONTINUED)

                FASB Statement 123 requires the disclosure of certain proforma information regarding net loss and net loss per share. This information is required to be determined as if the Company had accounted for its stock option plans under the fair value method of that statement. The fair value of options granted in 1999 and 1998 has been estimated as of the date of grant, using the minimum value method for valuing options with the following assumptions:

                           Expected Life (in years)           7.0
                           Risk-free interest rate            30 Year Treasury bill rate at time of grant
                           Assumed dividend yield             0%

                The Company's relatively limited period of time as a public company makes the determination of volatility difficult. For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                           1999                1998
                                                                          ------              ------
                     Net loss    -  as reported                         $ (1,723,543)      $ (5,654,834)
                                                                        ------------       ------------
                                    pro forma                           $ (1,878,548)      $ (5,669,324)
                                                                        ------------       ------------
                     Basic EPS - as reported                                  $ (.15)            $ (.51)
                                                                              =======            =======
                                    pro forma                                 $ (.16)            $ (.51)
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

                During January 1996, the Company's Board of Directors reduced the exercise price of the Class B and Class C Warrants from $2.25 to $1.00 per share and from $2.75 to $2.00 per share, respectively, and the expiration dates were extended to December 31, 1998. During 1998, 411,466 Class B Warrants were exercised which resulted in the Company receiving proceeds of $411,466 and issuing 411,466 shares. The Class B and Class C warrants both expired as of December 31, 1998.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 6 -        COMMITMENTS

                OPERATING LEASES

                The Company has entered into lease agreements for administrative offices and certain equipment under noncancellable operating leases expiring in various dates through December, 2003. The administrative office leases contain a provision for additional rent which is equal to the Company's pro rated share of future real estate taxes.

                Future minimum lease payments on all operating leases for each of the years succeeding December 31, 1999 are as follows:

                          Year ending December 31,
                                    2000                                                     $130,647
                                    2001                                                      137,438
                                    2002                                                      130,274
                                    2003                                                       80,000
                                                                                            ---------
                                                                                             $478,359
                                                                                             ========

                Rent expense under all operating leases for the years ended December 31, 1999 and 1998 totaled $161,880 and $235,815, respectively.

                OBLIGATION UNDER CAPITAL LEASE

                The Company has entered into a lease agreement for computer equipment under a noncancellable lease. The lease is for three years and contains a purchase option equal to the fair market value at the end of the lease. The equipment cost is $ 9,867 and the amount financed totals $9,867 with interest payable at 12%. At December 31, 1999 accumulated amortization totals $493.

                Future minimum lease payments on the capital lease for each of the years succeeding December 31, 1999 are as follows:

                          Year ending December 31,
                                    2000                                                       $3,309
                                    2001                                                        3,595
                                    2002                                                        2,178
                                                                                             --------
                                                                                               $9,082
                                                                                               ======

                EMPLOYMENT AGREEMENTS

                The Company has employment agreements with its executive officers and certain management personnel that provide for an aggregate minimum annual base compensation of $672,500, expiring on various dates through 2002. Certain agreements provide for nonqualified stock options and a bonus based upon achieving specified operational and financial goals. All agreements are subject to extension upon expiration.

                        NEUROCORP, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 7 -        INCOME TAXES

                The benefit from income taxes for the years ended December 31, 1999 and 1998 consisted of the following:

                     1999            1998
                     -----           ----
Current            $      --           $      --
  Federal                 --                  --
  State                   --                  --
                   ---------           ----------
Deferred                  --            (240,000)
                   ---------           ----------
                   $      --           $(240,000)
                   =========           =========


                The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 1999 and 1998, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in general and administrative expenses.

                The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to the loss before income taxes for the years ended December 31, 1999 and 1998. The principal reasons for this difference are listed in the following table:

                                                                                                1999              1998
                                                                                            -------------     -------------
                        Statutory federal income tax                                             (34) %            (34) %
                        Change in valuation allowance                                             48                50
                        Change in deferred tax liability                                           -                (4)
                        State and local income taxes, net of
                            federal income tax benefit                                           (14)              (16)
                                                                                            -------------     -------------
                                                                                                   -                (4) %
                                                                                            =============     =============

                The significant components of the deferred tax provision are as follows:

                                                                                                1999              1998
                                                                                            --------------    --------------
                        Net operating loss - federal                                         $  628,000        $ 1,685,000
                        Net operating loss - state                                              197,000            427,000
                        Database and product development costs                                        -           (240,000)
                        Valuation allowance                                                    (825,000)        (2,112,000)
                                                                                            --------------    --------------
                                                                                             $        -        $  (240,000)
                                                                                            ==============    ==============

                        NEUROCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 7 -        INCOME TAXES (CONTINUED)

                The components of the net deferred tax accounts as of December 31, 1999 and 1998 are as follows:

                                                                                                1999            1998
                                                                                                ----            ----
                        Deferred tax assets:
                          Net operating loss - federal                                       $ 3,445,000      $ 2,817,000
                          Net operating loss - state                                             625,000          428,000
                        Valuation allowance                                                   (4,070,000)      (3,245,000)
                                                                                              -----------      -----------
                                                                                            $          -       $        -
                                                                                              ==========       ==========

                The Company has $10,134,000 of net operating losses for federal income tax reporting purposes available for carryforward which expire through 2019.

                The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In 1999, the Company increased the valuation allowance applied against the net operating loss carryforwards by approximately $825,000 based upon uncertainties regarding future income projections.

NOTE 8 -        GOING CONCERN

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1999 and 1998, the Company incurred losses of $1,723,543 and $5,654,834, respectively. Additionally, the Company generated negative cash flows from operations of $1,872,086 and $2,615,445 for the years ended December 1999 and 1998, respectively. The Company's ability to continue as a going concern is currently dependent on its ability to successfully attain profitability and positive cash flows from operations as well as obtain capital or other financing to fund future losses and intended expansion. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty. Management's plans to mitigate the Company's financial problems are outlined below.

                Regarding current operations, in order to maintain its liquidity and economic viability in the interim, the Company is continuing its ongoing marketing efforts to setup affiliate Memory Center clients and obtain contracts for its contract research division and has implemented several measures to reduce current expenses. Further reductions in monthly expenses beyond current levels could have adverse effects on the Company's ability to function as further reductions would most likely occur in payroll costs which could hamper the ability of the Company to develop and market products and service customers.

                The Company anticipates the Memory Center business to generate significant revenue growth and cash flows and also expects the contract research division to produce revenues and cash flows sufficient to support the Company's overhead in the short term.

                        NEUROCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 9 -        SUBSEQUENT EVENTS

                The Company has entered into agreements to install Memory Center medical and computer systems at four locations with two customers. The agreements provide for revenue from the sale of the systems and will provide revenue on a monthly basis from software licensing and other services the Company will provide. The Company is in negotiations with other entities to open sites under similar conditions and terms, however each potential deal is negotiated independently.