Form 10KSB/A
period 1999-12-31
NEUROCORP LTD
filed 2000-05-09
CIK 814043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                        AMENDMENT NO. 1 TO ANNUAL REPORT

/XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

/  / TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

--------------------------------------------------------------------------------

COMMISSION FILE NUMBER:              33-2205-D
--------------------------------------------------------------------------------

                                NEUROCORP., LTD.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA                                                         22-2813990
-----------------------                          -------------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

45 KNOLLWOOD ROAD, ELMSFORD, NEW YORK                                   10523
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                                 (914) 345-2057
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


THIS AMENDMENT RELATES ONLY TO THE FILING OF THE EXHIBITS AS SET FORTH HEREIN.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K


a)          Exhibits

            The following exhibits are filed herewith:

       10(c)(i)     Employment Agreement between the Company and Vernon Wells.
       10(c)(ii)    Employment  Agreement  between the  Company  and Dr.  Pierre
                    LeBars dated July 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


            (REGISTRANT)                        NEUROCORP, LTD.


            BY (SIGNATURE AND TITLE)            /s/ VERNON L, WELLS
                                                -------------------
                                                Vernon L. Wells,
                                                President, Chief Executive
                                                Officer, Acting Chief Financial
                                                Officer and Director
                                                Date: April 25, 2000

                                                /s/DONALD J. ALBERTIE
                                                ---------------------
                                                Donald J. Albertie, Controller
                                                (Principal Accounting Officer)
                                                Date: April 25, 2000