Form 10-Q
period 2000-03-31
NEUROCORP LTD
filed 2000-05-15
CIK 814043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                              --------------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO
________________________________________________________________________________


COMMISSION FILE NUMBER:              33-2205-D
                       ---------------------------------------------------------

                                NEUROCORP., LTD.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA                                                          22-2813990
------------------------                            ----------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

45 KNOLLWOOD ROAD, ELMSFORD, NEW YORK                                   10523
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF THE LATEST PRACTICABLE DATE: 11,731,672 SHARES AS OF APRIL 28, 2000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                                                YES / /  NO /XX/

                        NEUROCORP, LTD. AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART 1 - FINANCIAL INFORMATION:

   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS                           Page
                                                                       number
                                                                       ------

         Consolidated Balance Sheets at March 31, 2000 (unaudited)
          and December 31, 1999                                           1

         Consolidated Statements of Operations (unaudited)
          for the three months ended March 31, 2000 and 1999              2

         Consolidated Statement of Stockholders' Equity (unaudited)
          for the three months ended March 31, 2000                       3

         Consolidated Statements of Cash Flows (unaudited)
          for the three months ended March 31, 2000 and 1999              4

         Notes to consolidated financial statements                       5

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           9

PART II -  OTHER INFORMATION                                             12

                                     PART I


Item 1. Financial Statements


                        NEUROCORP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                ASSETS

                                                                              2000             1999
                                                                         --------------   -------------
                                                                          (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                             $    639,693      $  1,003,180
  Accounts receivable, net of allowance for doubtful
    accounts of $36,400 in 2000 and $37,600 in 1999                           29,165            38,352
  Prepaid expenses and other current assets                                   49,920            52,742
                                                                        ------------      ------------
            Total current assets                                             718,778         1,094,274
                                                                        ------------      ------------

PROPERTY AND EQUIPMENT, net                                                  606,946           625,462

OTHER ASSETS                                                                  24,750            24,750
                                                                        ------------      ------------
                                                                        $  1,350,474      $  1,744,486
                                                                        ============      ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $    172,190      $    307,201
    Accrued expenses                                                         187,390           199,401
    Deferred revenue                                                          19,383            38,980
    Current portion of obligation under capital lease                          3,081             3,309
    Stockholder demand notes payable                                         300,000           300,000
                                                                        ------------      ------------
            Total current liabilities                                        682,044           848,891
                                                                        ------------      ------------

OBLIGATION UNDER CAPITAL LEASE, less current portion                           5,380             5,773

STOCKHOLDERS' EQUITY
    Cumulative, convertible preferred stock, Class B, Series C,
      $.001 par value, 20,000,000 shares authorized                           17,166            17,071
    Cumulative, non-convertible preferred stock, Class B, Series 1,
      no par value, 5,000,000 shares authorized                              150,000           150,000
    Common stock, $.001 par value, 100,000,000 shares authorized              11,731            11,731
    Additional paid-in-capital                                            11,146,574        11,150,419
    Deficit                                                              (10,662,421)      (10,439,399)
                                                                        ------------      ------------
                                                                             663,050           889,822
                                                                        ------------      ------------
                                                                        $  1,350,474      $  1,744,486
                                                                        ============      ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                       2000           1999
                                                   ------------  -------------

NET SALES                                         $    240,222  $      47,956

COST OF SALES                                           64,932         52,721
                                                   ------------  -------------

       Gross profit (loss)                             175,290         (4,765)

GENERAL AND ADMINISTRATIVE EXPENSES                    401,127        581,137
                                                   ------------  -------------

       Loss from operations                           (225,837)      (585,902)

OTHER INCOME (EXPENSE)
    Interest income                                      6,407          1,252
    Interest expense                                    (3,592)        (4,627)
                                                   ------------  -------------
                                                         2,815         (3,375)
                                                   ------------  -------------

       Net loss                                   $   (223,022) $    (589,277)
                                                   ============  =============

LOSS PER COMMON SHARE                             $      (0.02) $       (0.05)
                                                   ============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,731,672     11,229,539
                                                   ============  =============





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        NEUROCORP, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                         Preferred Stock                     Preferred Stock
                                        Class B, Series C                   Class B, Series 1                  Common Stock
                                --------------------------------    -----------------------------     -----------------------------
                                   Shares            Amount            Shares           Amount            Shares          Amount
                                --------------    --------------    -------------    -------------    ---------------    ----------

Balance, December 31, 1999         17,071,593    $       17,071          150,000    $      150,000         11,731,672   $    11,731

Preferred stock dividends              95,137                95                -                 -                  -             -

Net loss                                    -                 -                -                 -                  -             -
                                --------------    --------------    -------------    -------------    ---------------    ----------

Balance, March 31, 2000            17,166,730    $       17,166          150,000    $      150,000         11,731,672   $    11,731
                                ==============    ==============    =============    =============    ===============    ==========



                                    Additional                             Total
                                     Paid-in-                           Stockholders'
                                     Capital           Deficit             Equity
                                  --------------    ---------------    ---------------
Balance, December 31, 1999       $   11,150,419    $   (10,439,399)   $       889,822

Preferred stock dividends                (3,845)                               (3,750)

Net loss                                      -           (223,022)          (223,022)
                                  --------------    ---------------    ---------------

Balance, March 31, 2000          $   11,146,574    $   (10,662,421)   $       663,050
                                  ==============    ===============    ===============





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                       2000              1999
                                                                ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $  (223,022)     $  (589,277)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                      20,824           20,665
     Bad debt (recoveries) expense                                      (1,198)           3,000
     Changes in operating assets and liabilities:
       Decrease in deferred revenue                                    (19,597)
       Decrease in accrued expenses                                    (15,761)         (11,601)
       Decrease in prepaid expenses and other current assets             2,822            5,888
       Decrease (increase) in accounts receivable                       10,385          (23,984)
       Decrease in accounts payable                                   (135,011)         (24,901)
                                                                   -----------      -----------
           Net cash used in operating activities                      (360,558)        (620,210)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                  (2,308)          (1,430)
                                                                   -----------      -----------
           Net cash used in investing activities                        (2,308)          (1,430)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                                          --            6,400
   Payments on obligations under capital lease                            (621)              --
                                                                   -----------      -----------
           Net cash (used in)/provided by financing activities            (621)           6,400
                                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH                                       (363,487)        (615,240)

CASH AND CASH EQUIVALENTS, beginning of period                       1,003,180          795,739
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                           $   639,693      $   180,499
                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                                    $     3,592      $     4,627
       Income taxes                                                      1,911            3,118
NON CASH INVESTING AND FINANCING ACTIVITIES
       Preferred stock dividends                                            95               33




       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 1   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION

            The interim consolidated financial statements for the three months ended March 31, 2000 and 1999 have been prepared by NeuroCorp, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the consolidated balance sheets, consolidated statements of operations and consolidated statement of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

            CONSOLIDATION

            The consolidated financial statements include the accounts of NeuroCorp, Ltd. (NeuroCorp), and its wholly-owned subsidiaries, HZI Research Center, Inc. (HZI) and Memory Centers of America, Inc.
            (MCAI). All material intercompany balances and transactions have been eliminated in consolidation.

            NATURE OF OPERATIONS

            The Company has developed software programs that are used to treat individuals suffering from memory disorders. The Company is marketing these programs with other products and services, which are packaged and licensed to customers. The Company performs clinical research data analysis for health agencies, research organizations, and pharmaceutical companies. In addition, as an outgrowth of its research activities, the Company also designs diagnostic testing software and equipment for neuropsychiatric applications and performs neurological testing services for hospitals and physicians. The Company also manages a facility that diagnoses and treats memory disorders and provides education and consultation to individuals who suffer from memory impairment.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


            EARNINGS PER COMMON SHARE

            The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "EARNINGS PER SHARE". Net loss per common share was computed based upon 11,731,672 and 11,229,539 weighted average shares outstanding during the three months ended March 31, 2000 and 1999, respectively. Diluted net loss per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are antidilutive.

            SEGMENT INFORMATION

            Statement of Financial Accounting Standards (SFAS) No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," was issued effective for fiscal years ending after December 15, 1998. The Company measures its operations on a consolidated basis and, therefore, has not adopted the reporting requirements of this Statement.

NOTE 2   -  CONCENTRATIONS OF CREDIT RISK

            For the three months ended March 31, 2000 and 1999, approximately 80% and 70% of net sales were derived from two and three unrelated customers, respectively. As of March 31, 2000 and December 31, 1999, approximately 92% and 74% of accounts receivable are due from three and four unrelated customers, respectively.

NOTE 3   -  PROPERTY AND EQUIPMENT

            A summary of property and equipment is as follows:

                                                                MARCH 31,       DECEMBER
                                                                  2000          31, 1999
                                                                  ----          ---------
                 Equipment                                    $  325,819       $ 323,511
                 Furniture and fixtures                          212,466         212,466
                 Leasehold improvements                          171,365         171,365
                 Land                                            102,000         102,000
                                                                 -------         -------
                                                                 811,650         809,342
                 Less: accumulated depreciation and              204,704         183,880
                   amortization                                  -------         -------
                                                               $ 606,946       $ 625,462
                                                                 =======         =======

            Depreciation and amortization expense totaled $20,824 and $20,665 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4   -  COMMITMENTS AND CONTINGENCIES

            OPERATING LEASES

            The Company and its subsidiaries have entered into lease agreements for administrative offices and certain equipment under noncancellable operating leases expiring in various dates through December 2002. The administrative office leases contain a provision for additional rent, which is equal to the Company's pro rated share of future real estate taxes.

            A schedule of future minimum rental payments at March 31, 2000 is as follows:

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


            YEAR ENDED DECEMBER 31,
                  2000                                  $130,647
                  2001                                   137,438
                  2002                                   130,274
                  2003                                    80,000
                                                       ---------
                                                        $478,359
                                                       =========

             Rent expense under all operating leases for the three months ended March 31, 2000 and 1999 was $34,474 and $49,636, respectively.

            OBLIGATIONS UNDER CAPITAL LEASE

            The Company has entered into a lease agreement for computer equipment under a noncancellable lease. The lease is for three years and contains a purchase option equal to the fair market value at the end of the lease. The equipment cost is $9,867 and the amount financed totals $9,867 with interest payable at 12%. At March 31, 2000 accumulated amortization totals $985.

            Future minimum lease payments on the capital lease for each of the years succeeding December 31, 1999 are as follows:

              YEAR ENDING DECEMBER 31,
                        2000                                   $3,309
                        2001                                    3,595
                        2002                                    2,178
                                                             --------
                                                               $9,082
                                                             ========


NOTE 5   -  STOCKHOLDER DEMAND NOTES PAYABLE

            The Company has a demand note payable to a shareholder for $200,000. The note is non-interest bearing and was payable as of December 15, 1999. The Company also has a demand note payable to a shareholder for $100,000. This note bears interest at 9% per annum and was due on December 15, 1999

            As of March 31, 2000, the above loans remain outstanding without extension.

NOTE 6   -  GOING CONCERN

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is currently dependent on its ability to successfully attain profitability and positive cash flows from operations as well as obtain capital or other financing to fund future losses and intended expansion. These conditions indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty. Management's plans to mitigate the Company's financial problems are outlined below. Regarding current operations, in order to maintain its liquidity and economic viability in the interim, the Company is continuing its ongoing marketing efforts to generate Memory Center

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


            clients and obtain contracts for its contract research division and has implemented several measures to reduce current expenses. Further reductions in monthly expenses beyond current levels could have adverse effects on the Company's ability to function as further reductions would most likely occur in payroll costs which could hamper the ability of the Company to develop and market products and service customers.

            The Company anticipates the Memory Center business to generate significant revenue growth and cash flows and also expects the contract research division to produce revenues and cash flows sufficient to support the Company's overhead in the short term. The Company expects that with current cash and projected cash from operations there will be sufficient cash available to fund its working capital requirements for the next three to six months.

            The Company's plans center on the following objectives: grow the Memory Centers-TM- of America business which includes sales of medical systems, software, and licensing revenues; turn its Signature Memory Center into a profitable operation; secure new contract research business and additional consulting business.

            The Company is pursuing a marketing strategy intended to create awareness of Memory Centers and its services to potential patients and large existing healthcare providers such as, multi-specialty physician groups, hospital consortiums, and large assisted living center organizations.

            The Company has entered into a consulting agreement with a major customer that will provide a minimum of $480,000 in revenues over a two-year period. This contract, which is a result of previous contract research with the customer, began in May 1999.

            The Company has entered into contract with a large U.S. pharmaceutical company to provide consultative services for a period of two years beginning in March 1999. This contract will provide a minimum of $96,000 in revenues over a two-year period.

            The Company believes the Tele-Map-TM- business can be marketed and provide a consistent growing revenue stream. The Company is pursuing several options for the purpose of expanding its Tele-Map business including joint venture opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

            The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking information made on behalf of the Company. Certain statements in this quarterly report on Form 10-QSB are "forward-looking statements". These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in the annual report on Form 10-KSB for the year ended December 31, 1999 and this current report that are not historical facts. When used in this annual report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations, and intentions and other factors discussed in this report. We assume no obligation to update such forward-looking statements.

            RESULTS OF OPERATIONS

            THREE MONTHS ENDED MARCH 31, 2000 AND 1999

            The Company reported a net loss of $223,022 for the three months ended March 31, 2000 as compared to a net loss of $589,277 for the three months ended March 31, 1999.

            Revenues for the three months ended March 31, 2000 and 1999 amounted to $240,222 and $47,956 respectively. Revenues increased by $192,266 or 401% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Gross profit (loss) for the three months ended March 31, 2000 and 1999 amounted to $175,290 and $(4,765), respectively or a net increase of $180,055.

            The increase in sales and gross profit is attributable to the Company focusing its efforts on developing the Memory Center business and the Company's ability to secure consulting work related to prior contract research business for HZI. For the three months ended March 31, 2000 MCAI sold and installed two Memory Center systems that contributed $115,000 in revenues as compared to $0 for the three months ended March 31, 1999. The Company also earned $79,000 from consulting contracts for the three months ended March 31, 2000 as compared to $12,800 for the three months ended March 31, 1999.

            General and administrative expenses for the three months ended March 31, 2000 were $401,127 as compared to the three months ended March 31, 1999 of $581,137 or a decrease of $180,010 or 31%. The decrease in general and administrative expenses for the three months ended March 31, 2000 is due to a Company restructuring which included a reduction in facility leases, employee staffing and other cost reduction strategies. General and administration expenses include overhead, administration salaries, selling and consulting costs.

            Interest income for the three months ended March 31, 2000 and 1999 amounted to $6,407 and $1,252, respectively, an increase of $5,155. Interest expense for the three months ended March 31, 2000 and 1999 amounted to $3,592 and $4,627, respectively, a decrease of $1,035.

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

            LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2000 and December 31, 1999, the Company had working capital of $36,734 and $245,383 respectively. The Company's cash balance at March 31, 2000 and December 31, 1999 amounted to $639,693 and $1,003,180, respectively. The Company's net accounts receivable amounted to $29,165 at March 31, 2000 and $38,352 at December 31, 1999, a decrease of $9,187. Prepaid expenses and other current assets at March 31, 2000 and December 31, 1999 amounted to $49,920 and $52,742, respectively, a decrease of 2,822.

            As of March 31, 2000 and December 31, 1999 current liabilities amounted to $682,044 and $848,891, respectively, a decrease of $166,847. Included in these amounts is $300,000 in stockholder demand notes payable. These demand notes payable were due December 15, 1998. The Company has not made any payments against the loans.

            For the three months ended March 31, 2000 and 1999, the Company used cash for operations of $360,558 and $620,210 respectively, resulting in decreased use of cash for operations by $259,652.

            For the three months ended March 31, 2000 and 1999 cash used by investing activities amounted to $2,308 and $1,430, respectively, or a net increase in use of cash of $878.

            For the three months ended March 31, 2000 net cash used in financing activities amounted to $621 as compared to the three months ended March 31, 1999 net cash provided by financing activities of $6,400, respectively. For the three months ended March 31, 1999, 6,400 shares were issued in connection with exercise of 6,400 warrants.

            MANAGEMENT'S PLAN

            The Company's plans center on the following objectives: grow the Memory Centers-TM- of America business which includes sales of medical systems, software, and licensing revenues; turn its Signature Memory Center into a profitable operation; secure new contract research business and additional consulting business.

            The Company is pursuing a marketing strategy intended to create awareness of Memory Centers and its services to potential patients and large existing healthcare providers such as, multi-specialty physician groups, hospital consortiums, and large assisted living center organizations.

            The Company has entered into a consulting agreement with a major customer that will provide a minimum of $480,000 in revenues over a two-year period. This contract, which is a result of previous contract research with the customer, began in May 1999.

            The Company has entered into contract with a large U.S. pharmaceutical company to provide consultative services for a period of two years beginning in March 1999. This contract will provide a minimum of $96,000 in revenues over a two-year period.

            The Company believes the Tele-Map-TM- business can be marketed and provide a consistent growing revenue stream. The Company is pursuing several options for the purpose of expanding its Tele-Map business including joint venture opportunities.

            The Company anticipates the Memory Center business to generate significant revenue growth and cash flows and also expects the contract research division to produce revenues and cash flows sufficient to support the Company's overhead in the short term. The Company expects that with current cash and projected cash from operations there will be sufficient cash available to fund its working capital requirements for the next three to six months.

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



                                          NEUROCORP, LTD.  (Registrant)


Dated: May 15, 2000


                                          By: /s/ VERNON L. WELLS
                                             --------------------
                                          Vernon L. Wells, President,
                                          Chief Executive Officer, Acting Chief
                                          Financial Officer (Principal Financial
                                          Officer) and Director

                                          /s/ DONALD J. ALBERTIE
                                          ----------------------
                                          Donald J. Albertie, Controller
                                          (Principal Accounting Officer)