Form 10QSB
period 2000-06-30
NEUROCORP LTD
filed 2000-09-08
CIK 814043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/xx/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000
                               -----------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to
                               ----------------------------------

Commission File Number:                33-2205-D
                        -----------------------------------------

                                NeuroCorp., Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                              22-2813990
---------------------------                      -----------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

45 Knollwood Road, Elmsford, New York                                   10523
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,731,672 shares as of July 31, 2000.

Transitional Small Business Disclosure Format (Check one):
                                                              Yes /  /  No /xx/

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART 1 -      FINANCIAL INFORMATION:

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          number
                                                                          ------

         Consolidated Balance Sheets at June 30, 2000 (unaudited)
         and December 31, 1999                                               1

         Consolidated Statements of Operations (unaudited)
         for the three months ended June 30, 2000 and 1999                   2

         Consolidated Statements of Operations (unaudited)
         for the six months ended June 30, 2000 and 1999                     3

         Consolidated Statement of Stockholders' Equity (unaudited)
         for the six months ended June 30, 2000                              4

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2000 and 1999                     5

         Notes to consolidated financial statements                          6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                10

PART II - OTHER INFORMATION                                                 13

                                     PART I

Item 1. Consolidated Financial Statements

                        NEUROCORP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999


                                     ASSETS

                                                                                     2000            1999
                                                                                 ------------    ------------
                                                                                  (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                  $    348,419    $  1,003,180
      Accounts receivable, net of allowance for doubtful
       accounts of $14,000 in 2000 and $37,600 in 1999                                 60,953          38,352
      Prepaid expenses and other current assets                                        28,643          52,742
                                                                                 ------------    ------------
                    Total current assets                                              438,015       1,094,274
                                                                                 ------------    ------------

PROPERTY AND EQUIPMENT, net                                                           587,825         625,462

OTHER ASSETS                                                                           22,320          24,750
                                                                                 ------------    ------------
                                                                                 $  1,048,160    $  1,744,486
                                                                                 ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                           $    206,006    $    307,201
      Accrued expenses                                                                161,000         199,401
      Deferred revenue                                                                  2,705          38,980
      Current portion of obligation under capital lease                                 3,176           3,309
      Stockholder demand notes payable                                                300,000         300,000
                                                                                 ------------    ------------
                    Total current liabilities                                         672,887         848,891
                                                                                 ------------    ------------

OBLIGATION UNDER CAPITAL LEASE, less current portion                                    4,549           5,773

STOCKHOLDERS' EQUITY
      Cumulative, convertible preferred stock, Class B, Series C,
        $.001 par value, 20,000,000 shares authorized                                  17,314          17,071
      Cumulative, non-convertible preferred stock, Class B, Series 1,
        no par value, 5,000,000 shares authorized                                     150,000         150,000
      Common stock, $.001 par value, 100,000,000 shares authorized                     11,731          11,731
      Additional paid-in-capital                                                   11,142,676      11,150,419
      Deficit                                                                     (10,950,997)    (10,439,399)
                                                                                 ------------    ------------
                                                                                      370,724         889,822
                                                                                 ------------    ------------
                                                                                 $  1,048,160    $  1,744,486
                                                                                 ============    ============



  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)


                                                     2000              1999
                                                 ------------      ------------

NET SALES                                        $    193,081      $    150,827

COST OF SALES                                          15,987            42,081
                                                 ------------      ------------

          Gross profit                                177,094           108,746

GENERAL AND ADMINISTRATIVE EXPENSES                   466,171           513,031
                                                 ------------      ------------

          Loss from operations                       (289,077)         (404,285)

OTHER INCOME (EXPENSE)
     Interest income                                    3,663             4,575
     Other Income                                        --               2,516
     Interest expense                                  (3,162)           (6,229)
                                                 ------------      ------------
                                                          501               862
                                                 ------------      ------------

          Net loss                               $   (288,576)     $   (403,423)
                                                 ============      ============

LOSS PER COMMON SHARE                            $      (0.02)     $      (0.04)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                11,731,672        11,230,605
                                                 ============      ============


  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)


                                                     2000              1999
                                                 ------------      ------------

NET SALES                                        $    433,304      $    198,783

COST OF SALES                                          80,919            94,801
                                                 ------------      ------------

          Gross profit                                352,385           103,982

GENERAL AND ADMINISTRATIVE EXPENSES                   867,299         1,094,169
                                                 ------------      ------------

          Loss from operations                       (514,914)         (990,187)

OTHER INCOME (EXPENSE)
     Interest income                                   10,070             5,827
     Other Income                                        --               2,516
     Interest expense                                  (6,754)          (10,857)
                                                 ------------      ------------
                                                        3,316            (2,514)
                                                 ------------      ------------

          Net loss                               $   (511,598)     $   (992,701)
                                                 ============      ============

LOSS PER COMMON SHARE                            $      (0.04)     $      (0.09)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                11,731,672        11,230,605
                                                 ============      ============


  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)


                                  Preferred Stock                Preferred Stock
                                 Class B, Series C              Class B, Series 1               Common Stock            Additional
                             ---------------------------   ---------------------------   ---------------------------     Paid-in-
                                Shares         Amount         Shares         Amount         Shares         Amount        Capital
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999     17,071,593   $     17,071        150,000   $    150,000     11,731,672   $     11,731   $ 11,150,419

Preferred stock dividends         243,047            243           --             --             --             --           (7,743)

Net loss                             --             --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2000         17,314,640   $     17,314        150,000   $    150,000     11,731,672   $     11,731   $ 11,142,676
                             ============   ============   ============   ============   ============   ============   ============


                                                Total
                                             Stockholders'
                               Deficit          Equity
                             ------------    ------------

Balance, December 31, 1999   $(10,439,399)   $    889,822

Preferred stock dividends                          (7,500)

Net loss                         (511,598)       (511,598)
                             ------------    ------------

Balance, June 30, 2000       $(10,950,997)   $    370,724
                             ============    ============



  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE, 2000 AND 1999
                                  (Unaudited)


                                                                          2000           1999
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $  (511,598)   $  (992,701)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                                       41,696         41,381
        Bad debt (recoveries) expense                                       (5,412)         2,659
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                 (17,189)       (48,837)
           Decrease (increase) in prepaid expenses and
              other current assets                                          24,099            (46)
           Decrease (increase) in other assets                               2,430         (3,436)
           Decrease in accrued expenses                                    (45,901)       (10,595)
           Decrease (increase) in deferred revenue                         (36,275)         8,400
           Decrease in accounts payable                                   (101,195)       (74,941)
                                                                       -----------    -----------
                 Net cash used in operating activities                    (649,345)    (1,078,116)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                    (4,059)        (4,235)
                                                                       -----------    -----------
                 Net cash used in investing activities                      (4,059)        (4,235)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of stock                                          --        1,131,400
     Payments on obligations under capital lease                            (1,357)          --
                                                                       -----------    -----------
                 Net cash (used in)/provided by financing activities        (1,357)     1,131,400
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           (654,761)        49,049

CASH AND CASH EQUIVALENTS, beginning of period                           1,003,180        795,739
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                               $   348,419    $   844,788
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
           Interest                                                    $     2,254    $     6,357
           Income taxes                                                      3,471          3,118
NON CASH INVESTING AND FINANCING ACTIVITIES
           Preferred stock dividends                                         7,500          7,500



  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The interim consolidated financial statements for the six months ended June 30, 2000 and 1999 have been prepared by NeuroCorp, Ltd. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in stockholders' equity and consolidated statement of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                  CONSOLIDATION

                  The consolidated financial statements include the accounts of NeuroCorp, Ltd. (NeuroCorp), and its wholly-owned subsidiaries, HZI Research Center, Inc.(HZI) and Memory Centers of America, Inc. (MCAI). All material intercompany balances and transactions have been eliminated in consolidation.

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

                  USE OF ESTIMATES

                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                  EARNINGS PER COMMON SHARE

                  The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Net loss per common share was computed based upon 11,731,672 and 11,230,605 weighted average shares outstanding during the six months ended June 30, 2000 and 1999, respectively. Diluted net loss per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are antidilutive.

                  SEGMENT INFORMATION

                  Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company measures its operations on a consolidated basis and, therefore, has not adopted the reporting requirements of this Statement.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

                  For the six months ended June 30, 2000 and 1999, approximately 72% and 65% of net sales were derived from three and three unrelated customers, respectively. As of June 30, 2000 and December 31, 1999, approximately 86% and 74% of accounts receivable are due from five and four unrelated customers, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

                  A summary of property and equipment is as follows:

                                                         June 30,       December
                                                          2000         31, 1999
                                                        --------       ---------
                  Equipment                             $327,573        $323,511
                  Furniture and fixtures                 212,466         212,466
                  Leasehold improvements                 171,365         171,365
                  Land                                   102,000         102,000
                                                         -------         -------
                                                         813,404         809,342
                  Less: accumulated depreciation
                        and amortization                 225,579         183,880
                                                        --------        --------
                                                        $587,825        $625,462
                                                        ========        ========

                  Depreciation and amortization expense totaled $41,696 and $41,381 for the six months ended June 30, 2000 and 1999, respectively.

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

                  A schedule of future minimum rental payments is as follows:

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                  Year ended December 31,
                  -----------------------
                           2000                                    $ 130,647
                           2001                                      137,438
                           2002                                      130,274
                           2003                                       80,000
                                                                   ---------
                                                                   $ 478,359
                                                                   =========

                  Rent expense under all operating leases for the six months ended June 30, 2000 and 1999 was $71,279 and $101,326, respectively.

                  OBLIGATIONS UNDER CAPITAL LEASE

                  The Company has entered into a lease agreement for computer equipment under a noncancellable lease. The lease is for three years and contains a purchase option equal to the fair market value at the end of the lease. The equipment cost is $9,867 and the amount financed totals $9,867 with interest payable at 12%. At June 30, 2000 accumulated amortization totals $1,477.

                  Future minimum lease payments on the capital lease for each of the years succeeding December 31, 1999 are as follows:

                  Year ending December 31,
                  ------------------------
                            2000                                     $3,309
                            2001                                      3,595
                            2002                                      2,178
                                                                    -------
                                                                     $9,082
                                                                    =======


NOTE 5 - STOCKHOLDER DEMAND NOTES PAYABLE

                  The Company has a demand note payable to a shareholder for $200,000. The note is non-interest bearing and was payable as of December 15, 1999. The Company also has a demand note payable to a shareholder for $100,000. This note bears interest at 9% per annum and was due on December 15, 1999

                  As of June 30, 2000, the above loans remain outstanding without extension.

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

                  The Company is continuing its ongoing marketing efforts to generate Memory Center clients and obtain contracts for its contract research division and has implemented several

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                  measures to reduce current expenses. Further reductions in monthly expenses beyond current levels could have adverse effects on the Company's ability to function as further reductions would most likely occur in payroll costs which could hamper the ability of the Company to develop and market products and service customers. The Company expects that with current cash and projected cash from operations there will be sufficient cash available to fund its working capital requirements for the next two to three months.

                  The Company's plans center on the following objectives: grow the Memory Centers(TM) of America business which includes sales of medical systems, software, and licensing revenues; turn its Signature Memory Center into a profitable operation; secure new contract research business and additional consulting business.

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

                  The Company is negotiating with its two largest shareholders for additional funding. It is anticipated that the financing will consist of short-term convertible debt in the amount of approximately $600,000, secured by the assets of the Company. The proceeds will be used to fund the Company's current working capital requirements. The Company anticipates completing this financing not later than September 30, 2000.

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

                  RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                  The Company reported a net loss of $288,576 for the three months ended June 30, 2000 as compared to a net loss of $403,423 for the three months ended June 30, 1999.

                  Revenues for the three months ended June 30, 2000 and 1999 amounted to $193,081 and $150,827 respectively. Revenues increased by $42,254 or 28% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Gross profit for the three months ended June 30, 2000 and 1999 amounted to $177,094 and $108,746, respectively or a net increase of $68,348.

                  The increase in sales and gross profit is due to an increase in contract research work for HZI. For the three months ended June 30, 2000 HZI contributed $91,710 in revenues as compared to $12,098 for the three months ended June 30, 1999.

                  General and administrative expenses for the three months ended June 30, 2000 were $466,171 as compared to the three months ended June 30, 1999 of $513,031 or a decrease of $46,860 or 9%. The decrease in general and administrative expenses for the three months ended June 30, 2000 is due to a Company restructuring which included a reduction in facility leases, employee staffing and other cost reduction strategies. General and administration expenses include overhead, administration salaries, selling and consulting costs.

                  Interest income for the three months ended June 30, 2000 and 1999 amounted to $3,663 and $4,575, respectively, a decrease of $912. Interest expense for the three months ended June 30, 2000 and 1999 amounted to $3,162 and $6,229, respectively, a decrease of $3,067

                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                  The Company reported a net loss of $511,598 for the six months ended June 30, 2000 as compared to a net loss of $992,701 for the six months ended June 30, 1999.

                  Revenues for the six months ended June 30, 2000 and 1999 amounted to $433,304 and $198,783 respectively. Revenues increased by $234,521 or 118% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Gross profit for the six months ended June 30, 2000 and 1999 amounted to$352,385 and $103,982, respectively or a net increase of $248,403.

                  The increase in sales and gross profit is attributable to the Company focusing its efforts on developing the Memory Center business and increased contract research work by HZI. For the six months ended June 30, 2000 MCAI sold and installed two Memory Center systems and contributed $155,462 in revenues as compared to $35,546 for the six months ended June 30, 1999. The Company also realized $150,880 from consulting contracts for the six months ended June 30, 2000 as compared to $110,333 for the six months ended June 30, 1999. For the six months ended June 30, 2000 HZI contributed $126,962 in revenues as compared to $26,764 for the three months ended June 30, 1999.

                  General and administrative expenses for the six months ended June 30, 2000 were $867,299 as compared to the six months ended June 30, 1999 of $1,094,169 or a decrease of $226,870 or 21%. The decrease in general and administrative expenses for the six months ended June 30, 2000 is primarily due to a Company restructuring which included a reduction in employee staffing and other cost reduction strategies.

                  Interest income for the six months ended June 30, 2000 and 1999 amounted to $10,070 and $5,827, respectively, an increase of $4,243. Interest expense for the six months ended June 30, 2000 and 1999 amounted to $6,754 and $10,857, respectively, a decrease of $4,103.

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


                  LIQUIDITY AND CAPITAL RESOURCES

                  At June 30 2000 the Company had negative working capital of $234,872 and at December 31, 1999 working capital of $245,383, respectively. The Company's cash balance at June 30, 2000 and December 31, 1999 amounted to $348,419 and $1,003,180, respectively. The Company's net accounts receivable amounted to $60,953 at June 30, 2000 and $38,352 at December 31, 1999,
                  an increase of $22,601. Prepaid expenses and other current assets at June 30, 2000 and December 31, 1999 amounted to $28,643 and $52,742, respectively, a decrease of 24,099.

                  As of June 30, 2000 and December 31, 1999 current liabilities amounted to $672,887 and $848,891, respectively, a decrease of $176,004. Included in these amounts is $300,000 in stockholder demand notes payable. These demand notes payable were due December 15, 1998. The Company has not made any payments against the loans.

                  For the six months ended June 30, 2000 and 1999, the Company used cash for operations of $649,345 and $1,078,116 respectively, resulting in decreased use of cash for operations by $428,771.

                  For the six months ended June 30, 2000 and 1999 cash used by investing activities amounted to $4,059 and $4,235, respectively, or a net decrease in use of cash of $176.

                  For the six months ended June 30, 2000 net cash used in financing activities amounted to $1,357 as compared to the six months ended June 30, 1999 net cash provided by financing activities of $1,131,400, respectively. For the six months ended June 30, 1999, 6,400 shares were issued in connection with exercise of 6,400 warrants and 16,200,000 shares of the Class B, Series C preferred stock and 500,000 shares of common stock were issued

                  MANAGEMENT'S PLAN

                  The Company is continuing its ongoing marketing efforts to generate Memory Center clients and obtain contracts for its contract research division and has implemented several measures to reduce current expenses. Further reductions in monthly expenses beyond current levels could have adverse effects on the Company's ability to function as further reductions would most likely occur in payroll costs which could hamper the ability of the Company to develop and market products and service customers. The Company expects that with current cash and projected cash from operations there will be sufficient cash available to fund its working capital requirements for the next two to three months.

                  The Company's plans center on the following objectives: grow the Memory Centers(TM) of America business which includes sales of medical systems, software, and licensing revenues; turn its Signature Memory Center into a profitable operation; secure new contract research business and additional consulting business.

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

                  The Company is negotiating with its two largest shareholders for additional funding. It is anticipated that the financing will consist of short-term convertible debt in the amount of approximately $600,000, secured by the assets of the Company. The proceeds will be used to fund the Company's current working capital requirements. The Company anticipates completing this financing not later than September 30, 2000.

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



                                NEUROCORP, LTD.  (Registrant)


Dated: September 7, 2000


                                By: /S/VERNON L. WELLS
                                    ------------------
                                Vernon L. Wells, President,
                                Chief Executive Officer, Acting Chief Financial Officer (Principal Financial Officer) and Director

                                /S/DONALD J. ALBERTIE
                                ---------------------
                                Donald J. Albertie, Controller
                                (Principal Accounting Officer)