Form 10QSB
period 2000-09-30
NEUROCORP LTD
filed 2000-11-14
CIK 814043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ____________________


Commission File Number: 33-2205-D
                        ---------

                                NeuroCorp., Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                                22-2813990
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

45 Knollwood Road, Elmsford, New York                               10523
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (914) 345-2057
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [xx]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 12,731,672 shares as of October 31, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [xx]

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART 1 -     FINANCIAL INFORMATION:

    ITEM I - CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                          number
                                                                          ------

             Consolidated Balance Sheets at September 30, 2000 (unaudited)
              and December 31, 1999                                            1

             Consolidated Statements of Operations (unaudited)
              for the three months ended September 30, 2000 and 1999           2

             Consolidated Statements of Operations (unaudited)
              for the nine months ended September 30, 2000 and 1999            3

             Consolidated Statement of Stockholders' Equity (unaudited)
              for the nine months ended September 30, 2000                     4

             Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 2000 and 1999            5

             Notes to consolidated financial statements                        6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            10

PART II -    OTHER INFORMATION                                                13



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

Item 1. Consolidated Financial Statements

                        NEUROCORP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                     ASSETS

                                                                           2000             1999
                                                                     -------------     -------------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $      87,951     $   1,003,180
  Accounts receivable, net of allowance for doubtful
    accounts of $40,000 in 2000 and $37,600 in 1999                        105,010            38,352
  Prepaid expenses and other current assets                                 36,763            52,742
                                                                     -------------     -------------
        Total current assets                                               229,724         1,094,274
                                                                     -------------     -------------
PROPERTY AND EQUIPMENT, net                                                567,068           625,462

OTHER ASSETS                                                                22,320            24,750
                                                                     -------------     -------------
                                                                     $     819,112     $   1,744,486
                                                                     =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of obligation under capital lease                  $       3,273     $       3,309
  Accounts payable                                                         204,105           307,201
  Accrued expenses                                                         175,423           199,401
  Deferred revenue                                                             950            38,980
  Stockholder demand notes payable                                         300,000           300,000
                                                                     -------------     -------------
        Total current liabilities                                          683,751           848,891
                                                                     -------------     -------------

OBLIGATION UNDER CAPITAL LEASE, less current portion                         3,694             5,773

STOCKHOLDERS' EQUITY
  Cumulative, convertible preferred stock, Class B, Series C
    $.001 par value, 20,000 shares authorized                               17,368            17,071
  Cumulative, non-convertible preferred stock, Class B, Series 1,
    no par value, 5,000,000 shares authorized                              150,000           150,000
  Common stock, $.001 par value, 100,000,000 shares authorized              11,731            11,731
  Additional paid-in capital                                            11,138,872        11,150,419
  Deficit                                                              (11,186,304)      (10,439,399)
                                                                     -------------     -------------
                                                                           131,667           889,822
                                                                     -------------     -------------
                                                                     $     819,112     $   1,744,486
                                                                     =============     =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                       2000             1999
                                                  -------------    -------------
NET SALES                                         $    203,143     $    115,341

COST OF SALES                                           30,802           36,845
                                                  ------------     ------------
    Gross profit                                       172,341           78,496

GENERAL AND ADMINISTRATIVE EXPENSES                    408,332          524,349
                                                  ------------     ------------
    Loss from operations                              (235,991)        (445,853)

OTHER INCOME (EXPENSE)
  Interest income                                        3,689            1,700
  Other Income                                               -           81,726
  Interest expense                                      (3,004)          (4,082)
                                                  ------------     ------------
                                                           685           79,344
                                                  ============     ============
    Net loss                                      $   (235,306)    $   (366,509)
                                                  ============     ============
LOSS PER COMMON SHARE                             $      (0.02)    $      (0.03)
                                                  ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 11,731,672       11,731,672
                                                  ============     ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                      2000              1999
                                                  ------------     -------------
NET SALES                                         $    636,446     $    314,123

COST OF SALES                                          111,721          131,646
                                                  ------------     ------------
    Gross profit                                       524,725          182,477

GENERAL AND ADMINISTRATIVE EXPENSES                  1,275,631        1,618,517
                                                  ------------     ------------
    Loss from operations                              (750,906)      (1,436,040)

OTHER INCOME (EXPENSE)
  Interest income                                       13,759            7,528
  Other Income                                               -           84,242
  Interest expense                                      (9,758)         (14,938)
                                                  ------------     ------------
                                                         4,001           76,832
                                                  ------------     ------------
    Net loss                                      $   (746,905)    $ (1,359,208)
                                                  ============     ============
LOSS PER COMMON SHARE                             $      (0.06)    $      (0.12)
                                                  ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 11,731,672       11,397,628
                                                  ============     ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                            Preferred Stock               Preferred Stock
                                           Class B, Series C             Class B, Series 1               Common Stock
                                       -------------------------      -----------------------      -------------------------
                                         Shares          Amount        Shares         Amount         Shares          Amount
                                       ----------      ---------      --------     ----------      ----------      ---------
Balance, December 31, 1999             17,071,593      $  17,071      150,000      $  150,000      11,731,672      $  11,731
Preferred stock dividends                 296,930            297            -               -               -              -
Net loss                                        -              -            -               -               -              -
                                       ----------      ---------      -------      ----------      ----------      ---------
Balance, September 30, 2000            17,368,523      $  17,368      150,000      $  150,000      11,731,672      $  11,731
                                       ==========      =========      =======      ==========      ==========      =========


                                         Additional                               Total
                                          Paid-in-                            Stockholders'
                                          Capital             Deficit            Equity
                                      --------------     ---------------      -------------
Balance, December 31, 1999            $  11,150,419      $  (10,439,399)      $  889,822
Preferred stock dividends                   (11,547)                             (11,250)
Net loss                                          -            (746,905)        (746,905)
                                      -------------      --------------       ----------
Balance, September 30, 2000           $  11,138,872      $  (11,186,304)      $  131,667
                                      =============      ==============       ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2000 AND 1999
                                  (Unaudited)

                                                                         2000               1999
                                                                    ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $  (746,905)      $  (1,359,208)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                                         62,453              62,191
   Bad debt (recoveries) expense                                        (21,017)              8,014
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                    (45,641)            (52,592)
     Decrease (increase) in prepaid expenses and
        other current assets                                             15,979             (35,990)
     Decrease (increase) in other current assets                          2,430              (9,122)
     Increase (decrease) in accrued expenses                            (35,228)             45,480
     Increase (decrease) in deferred revenue                            (38,030)             31,000
     Decrease in accounts payable                                      (103,096)           (101,116)
                                                                    -----------       -------------
        Net cash used in operating activities                          (909,055)         (1,411,343)
                                                                    -----------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                     (4,059)             (6,017)
                                                                    -----------       -------------
        Net cash used in investing activities                            (4,059)             (6,017)
                                                                    -----------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of stock                                              -           1,131,400
 Payments on obligations under capital lease                             (2,115)                  -
                                                                    -----------       -------------
       Net cash (used in) provided by financing activities               (2,115)          1,131,400
                                                                    -----------       -------------

NET DECREASE IN CASH                                                   (915,229)           (285,960)

CASH AND CASH EQUIVALENTS, beginning of period                        1,003,180             795,739
                                                                    -----------       -------------
CASH AND CASH EQUIVALENTS, end of period                            $    87,951       $     509,779
                                                                    ===========       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                    $     3,008       $       8,188
        Income taxes                                                      5,032               5,347
NON CASH INVESTING AND FINANCING ACTIVITIES
        Preferred stock dividends                                        11,250              11,250




                  The accompanying notes are an integral part of these consolidated financial statements.

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The interim consolidated financial statements for the nine months ended September 30, 2000 have been prepared by NeuroCorp, Ltd. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the consolidated balance sheets, consolidated statements of operations, changes in stockholders' equity and cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


         EARNINGS PER COMMON SHARE

         The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Net loss per common share was computed based upon weighted average shares outstanding during the periods ended September 30, 2000 and 1999. Diluted net loss per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are antidilutive.

         SEGMENT INFORMATION

         Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company measures its operations on a consolidated basis and, therefore, has not adopted the reporting requirements of this Statement.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         For the nine months ended September 30, 2000 and 1999, approximately 72% and 65% of net sales were derived from four and three unrelated customers, respectively. As of September 30, 2000 and December 31, 1999, approximately 75% and 74% of accounts receivable are due from four unrelated customers for each of these periods.

NOTE 3 - PROPERTY AND EQUIPMENT

         A summary of property and equipment is as follows:

                                                                   September       December
                                                                    30, 2000       31, 1999
                                                                   ---------       ---------
              Equipment                                            $ 327,573       $ 323,511
              Furniture and fixtures                                 212,466         212,466
              Leasehold improvements                                 171,365         171,365
              Land                                                   102,000         102,000
                                                                   ---------       ---------
                                                                     813,404         809,342
              Less: accumulated depreciation and amortization        246,336         183,880
                                                                   ---------       ---------
                                                                   $ 567,068       $ 625,462
                                                                   =========       =========

         Depreciation and amortization expense totaled $62,453 and $62,191 for the nine months ended September 30, 2000 and 1999, respectively.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


         A schedule of future minimum rental payments is as follows:

         Year ended December 31,
         -----------------------
                 2000                           $ 130,647
                 2001                             137,438
                 2002                             130,274
                 2003                              80,000
                                                ---------
                                                $ 478,359
                                                =========

         Rent expense under all operating leases for the nine months ended September 30, 2000 and 1999 was $71,279 and $101,326, respectively.

         OBLIGATIONS UNDER CAPITAL LEASE

         The Company has entered into a lease agreement for computer equipment under a noncancellable lease. The lease is for three years and contains a purchase option equal to the fair market value at the end of the lease. The equipment cost is $9,867 and the amount financed totals $9,867 with interest payable at 12%. At September 30, 2000 accumulated amortization totals $1,969.

         Future minimum lease payments on the capital lease for each of the years succeeding December 31, 1999 are as follows:

         Year ending December 31,
         ------------------------
                 2000                           $ 3,309
                 2001                             3,595
                 2002                             2,178
                                                -------
                                                $ 9,082
                                                =======

NOTE 5 - STOCKHOLDER DEMAND NOTES PAYABLE

         The Company has a demand note payable to a shareholder for $200,000. The note is non-interest bearing and was payable as of December 15, 1999. The Company also has a demand note payable to a shareholder for $100,000. This note bears interest at 9% per annum and was due on December 15, 1999

         As of September 30, 2000, the above loans remain outstanding without extension.

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

                        NEUROCORP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


         On October 12, 2000 the Company completed a financing with its two largest shareholders. The Company issued Senior Convertible Secured Debentures totaling $600,000 and 1,000,000 shares of common stock in exchange for $600,000. The Company issued a $300,000 debenture and 500,000 shares of common stock to Pioneer Ventures Associates Limited Partnership in exchange for $300,000. The Company issued $150,000 debentures and 250,000 shares of common stock to both Lancer Partners L.P. and The Viator Fund Ltd in exchange for $150,000 from both Lancer Partners L.P. and the Viator Fund Ltd. The Lancer Management Group, LLC, manages Lancer Partners L.P. and the Viator Fund Ltd. The debentures are due six months from issuance with interest accrued at 15% per annum. If the Company defaults on the payment of either the principal or interest such overdue amount shall accrue interest from 30 days after default at the rate of 18% per annum. In addition, in the event such overdue principal or interest is not paid for a period of ten days after the date due, the Company is liable to the bondholders for a late payment fee of 5% of such overdue amount and the Company must issue 1,000,000 shares of common stock per month to the bondholders until the default is cured. The Senior Convertible Secured Debentures have a security interest in all of the assets, technology, contracts, and intellectual property rights of the Company. The Company paid a financing fee of $18,000 and issued warrants to purchase 100,000 shares of common stock at a purchase price of $0.25 per share to Capital Research Ltd. The warrants expire on August 31, 2000.

         The Company is continuing its ongoing marketing efforts to generate Memory Center clients and obtain contracts for its contract research division and has implemented several measures to reduce current expenses. Further reductions in monthly expenses beyond current levels could have adverse effects on the Company's ability to function as further reductions would most likely occur in payroll costs which could hamper the ability of the Company to develop and market products and service customers. The Company expects that with current cash and projected cash from operations there will be sufficient cash available to fund its working capital requirements for the next four to six months.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         The Company reported a net loss of $235,306 the three months ended September 30, 2000 as compared to a net loss of $366,509 for the three months ended September 30, 1999.

         Revenues for the three months ended September 30, 2000 and 1999 amounted to $203,143 and $115,341 respectively. Revenues increased by $87,802 or 76% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Gross profit for the three months ended September 30, 2000 and 1999 amounted to $172,341 and $78,496, respectively or a net increase of $93,845.

         The increase in sales and gross profit is attributable to the Company focusing its efforts on developing the Memory Center business. For the three months ended September 30, 2000 MCAI contributed $105,000 in revenues as compared to $22,000 for the three months ended September 30, 1999.

         General and administrative expenses for the three months ended September 30, 2000 were $408,332 as compared to the three months ended September 30, 1999 of $524,349 or a decrease of $116,017 or 22%. The decrease in general and administrative expenses for the three months ended September 30, 2000 is due to a Company restructuring which included a reduction in facility leases, employee staffing and other cost reduction strategies. General and administration expenses include overhead, administration salaries, selling and consulting costs.

         Interest income for the three months ended September 30, 2000 and 1999 amounted to $3,689 and $1,700, respectively, an increase of $1,989. Interest expense for the three months ended September 30, 2000 and 1999 amounted to $3,004 and $4,082, respectively, a decrease of $1,078

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         The Company reported a net loss of $746,905 for the nine months ended September 30, 2000 as compared to a net loss of $1,359, 208 for the nine months ended September 30, 1999.

         Revenues for the nine months ended September 30, 2000 and 1999 amounted to $636,446 and $314,123, respectively. Revenues increased by $322,323 or 102% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 and 1999 amounted to $524,725 and $182,477, respectively or a net increase of $342,248.

         The increase in sales and gross profit is attributable to the Company focusing its efforts on developing the Memory Center business and increased contract research work by HZI. For the nine months ended September 30, 2000 MCAI sold and installed three Memory Center systems and contributed $260, 000 in revenues as compared to $58,000 for the nine months ended September 30, 1999. The Company also realized $222,000 from consulting contracts for the nine months ended September 30, 2000 as compared to $183,000 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 HZI contributed $153,000 in revenues as compared to $37,000 for the nine months ended September 30, 1999.

         General and administrative expenses for the nine months ended September 30, 2000 were $1,275,631 as compared to the nine months ended September 30, 1999 of $1,618,517 a decrease of $342,886 or 21%. The decrease in general and administrative expenses for the nine months ended September 30, 2000 is primarily due to a Company restructuring which included a reduction in employee staffing and other cost reduction strategies.

         Interest income for the nine months ended September 30, 2000 and 1999 amounted to $13,759 and $7,528, respectively, an increase of $6,231. Interest expense for the nine months ended September 30, 2000 and 1999 amounted to $9,758 and $14,938, respectively, a decrease of $5,180.

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

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000 the Company had negative working capital of $454,027 and at December 31, 1999 working capital of $245,383, respectively. The negative working capital is attributable to the net loss of $746,905 for the nine months ended September 30, 2000. The Company's cash balance at September 30, 2000 and December 31, 1999 amounted to $87,951 and $1,003,180, respectively. The Company's net accounts receivable amounted to $105,010 at September 30, 2000 and $38,352 at December 31, 1999, an increase of $66,658. Prepaid expenses and other current assets at September 30, 2000 and December 31, 1999 amounted to $36,763 and $52,742, respectively, a decrease of $15,979.

         As of September 30, 2000 and December 31, 1999 current liabilities amounted to $683,751 and $848,891, respectively, a decrease of $165,140. Included in these amounts is $300,000 in stockholder demand notes payable. These demand notes payable were due December 15, 1998. The Company has not made any payments against the loans.

         For the nine months ended September 30, 2000 and 1999, the Company used cash for operations of $909,055 and $1,411,343 respectively, resulting in decreased use of cash for operations by $502,288.

         For the nine months ended September 30, 2000 and 1999 cash used by investing activities amounted to $4,059 and $6,017, respectively, or a net decrease in use of cash of $1,958.

         For the nine months ended September 30, 2000 net cash used in financing activities amounted to $2,115 as compared to the nine months ended September 30, 1999 net cash provided by financing activities of $1,131,400, respectively. For the nine months ended September 30, 1999, 6,400 shares were issued in connection with exercise of 6,400 warrants and 16,200,000 shares of the Class B, Series C preferred stock and 500,000 shares of common stock were issued

         On October 12, 2000 the Company completed a financing with its two largest shareholders. The Company issued Senior Convertible Secured Debentures totaling $600,000 and 1,000,000 shares of common stock in exchange for $600,000. The Company issued a $300,000 debenture and 500,000 shares of common stock to Pioneer Ventures Associates Limited Partnership in exchange for $300,000. The Company issued $150,000 debentures and 250,000 shares of common stock to both Lancer Partners

         L.P. and the Viator Fund Ltd in exchange for $150,000 from Lancer Partners L.P. and The Viator Fund Ltd. The Lancer Management Group, LLC, manages Lancer Partners L.P. and The Viator Fund Ltd. The debentures are due six months from issuance with interest accrued at 15% per annum. If the Company defaults on the payment of either the principal or interest such overdue amount shall accrue interest from 30 days after default at the rate of 18% per annum. In addition, in the event such overdue principal or interest is not paid for a period of ten days after the date due, the Company is liable to the bondholders for a late payment fee of 5% of such overdue amount and the Company must issue 1,000,000 shares of common stock per month to the bondholders until the default is cured. The Senior Convertible Secured Debentures have a security interest in all of the assets, technology, contracts, and intellectual property rights of the Company. The Company paid a $18,000 financing fee and issued warrants to purchase 100,000 shares of common stock at a purchase price of $0.25 per share to Capital Research Ltd. The warrants expire August 31, 2000.

         MANAGEMENT'S PLAN

         The Company is continuing its ongoing marketing efforts to generate Memory Center clients and obtain contracts for its contract research division and has implemented several measures to reduce current expenses. Further reductions in monthly expenses beyond current levels could have adverse effects on the Company's ability to function as further reductions would most likely occur in payroll costs which could hamper the ability of the Company to develop and market products and service customers. The Company expects that with current cash and projected cash from operations there will be sufficient cash available to fund its working capital requirements for the next four to six months.

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

         None

ITEM 3 - Defaults Upon Senior Securities:

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

         None

ITEM 5 - Other Information:

         On October 12, 2000 the Company completed a financing with its two largest shareholders. The Company issued Senior Convertible Secured Debentures totaling $600,000 and 1,000,000 shares of common stock in exchange for $600,000. The Company issued a $300,000 debenture and 500,000 shares of common stock to Pioneer Ventures Associates Limited Partnership in exchange for $300,000. The Company issued $150,000 debentures and 250,000 shares of common stock to Lancer Partners L.P. and The Viator Fund Ltd. in exchange for $150,000 from Lancer Partners L.P. and The Viator Fund Ltd. The Lancer Management Group, LLC, manages Lancer Partners L.P. and The Viator Fund Ltd. The debentures are due six months from issuance with interest accrued at 15% per annum. If the Company defaults on the payment of either the principal or interest such overdue amount shall accrue interest from 30 days after default at the rate of 18% per annum. In addition, in the event such overdue principal or interest is not paid for a period of ten days after the date due, the Company is liable to the bondholders for a late payment fee of 5% of such overdue amount and the Company must issue 1,000,000 shares of common stock per month to the bondholders until the default is cured. The Senior Convertible Secured debentures have a security interest in all of the assets, technology, contracts, and intellectual property rights of the Company. The Company paid a financing fee of $18,000 and issued warrants to purchase 100,000 shares of common stock at a purchase price of $0.25 per share to Capital Research Ltd. The warrants expire August 31, 2000.


ITEM 6 - Exhibits and Reports on Form 8-K:

         a) Exhibits

            None

         b) Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NEUROCORP, LTD. (Registrant)


Dated: November 14, 2000


                                 By: /S/ VERNON L. WELLS
                                     ------------------
                                 Vernon L. Wells, President,
                                 Chief Executive Officer, Acting Chief Financial Officer (Principal Financial Officer) and Director

                                 /S/ DONALD J. ALBERTIE
                                 ----------------------
                                 Donald J. Albertie, Controller
                                 (Principal Accounting Officer)